Form 10-K
period 1994-12-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1995-04-10
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                        Securities Exchange Act of 1934
                                                        Commission File
For the year ended December 31, 1994                     Number 2-95219
                   --------------------                   -------

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

       Massachusetts                                         04-2859087
(State of organization)                        (IRS Employer Identification No.)

One International Place, Boston, Massachusetts                 02110
   (Address of principal executive offices)                  (Zip  Code)

Registrant's telephone number including area code:            (617) 330-8600
                                                               --------------

        Securities registered pursuant to Section 12(b) of the Act: None

          Securities registered pursuant to Section 12(g) of the Act:

                     Units of Limited Partnership Interest
                                (Title of Class)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
                                              Yes    X    No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K or any amendment to this Form 10-K.
                                                       [ X ]


   No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

                      DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-K         Document Incorporated by Reference


        I Pages 19-20, 22-36, 38-41 of the Registrant's Prospectus dated December 16, 1985 (the "Prospectus")


      III           Pages 48-50 and 53-55 of the Prospectus

                                     PART I


Item 1. Business.

         Indian River Citrus Investors Limited Partnership (the "Registrant") was organized under the Revised Uniform Limited Partnership Act of the Commonwealth of Massachusetts on December 24, 1984 for the purpose of owning and operating a commercial citrus grove located near Stuart, Martin County, Florida. The Registrant was initially capitalized with a contribution of $1,000 from Winthrop Agricultural Management II, Inc. (the "General Partner"), the general partner of the Partnership. The General Partner is a Massachusetts corporation wholly-owned by Winthrop Financial Associates, a Limited Partnership, a Maryland limited partnership ("WFA").

     Until December 22, 1994, Arthur J. Halleran, Jr. was the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus") which is the sole general partner of WFA. On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprise the senior management of WFA, the general partnership interest in Linnaeus was transferred to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which is A.I. Realty Company, LLC ("Realtyco"). The equity securities of Realtyco are currently held by certain employees of NACC. Such securities are subject to a call option agreement pursuant to which NACC may, at any time, elect to purchase such securities for $1.00.

         On January 9, 1985, the Registrant filed a Registration Statement on Form S-1 (SEC File No. 2-95219) (the "Registration Statement") with the Securities and Exchange Commission (the "Commission") with respect to a public offering of 25,000 units of limited partnership interest ("Units") in the Registrant which was amended by Amendment No. 3 thereto to reduce the size of the offering to 15,500 Units at a purchase price of $1,000 per Unit (as so amended, the "Registration Statement"). The Registration Statement was declared effective on December 16, 1985. The offering terminated on March 31, 1986, at which time 15,500 Units representing $15,500,000 of capital contributions from Limited Partners, had been subscribed for.

         The Registrant's only business is owning and operating a commercial citrus grove consisting of approximately 3,150 acres of land and related improvements and equipment located near Stuart, Martin County, Florida (the "Grove" or "Property"). The Grove and the Registrant's financing arrangements therefor are described at pages 19-20 and 38-41 under the captions "The Grove" and "Acquisition of the Grove and Financing Arrangements," in the Registrant's Prospectus dated December 16, 1985 (the "Prospectus") contained in the Registration Statement, which description is incorporated herein by this reference. The Registrant's business is described at pages 22-36 of the Prospectus under the caption "Business", which description is incorporated herein by this reference.

     On April 12, 1993, the Registrant borrowed $8 million from NationsBank of Florida (the "New Loan") for the purpose of refinancing the existing $8 million first mortgage loan encumbering the Grove. Interest only is payable at a variable rate equal to NationsBank's prime rate, less 1%. Principal is payable in full on the maturity date, January 31, 1996. The New Loan is nonrecourse and is secured by a first mortgage on the Grove and by guarantees given by the General Partner and by First Winthrop Corporation, a wholly-owned subsidiary of WFA. The liability under the guarantees is limited to $2 million. See Note 7 of Notes to Financial Statements for additional information related to existing financing arrangements.

Item 2.  Properties.

         The Registrant owns no properties other than the Grove which is described under Item 1 above.

Item 3.  Legal Proceedings.

         The Registrant is not a part, nor are any of its properties subject, to any material pending legal proceedings.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matters were submitted.


                                    PART II

Item 5. Market for the Registrant's United Limited Partnership Interests and Related Security Holder Matters.

     (a) Market Information. The Registrant is a partnership and thus has no common stock. There is no active market for the Units. Trading in the Units is sporadic and occurs solely through private transactions.

     (b) Holders. As of March 1, 1995, there were 1,345 holders of record who owned the 15,500 outstanding Units.

     (c) Dividends. All profits and losses of Registrant are allocated to the holders of Registrant's partnership interests. Distribution of cash are made in accordance with Registrant's partnership agreement. On May 15, 1990, cash distributions totalling $1,665,389 or $96.70 per $1,000 Unit, were made. On August 14, 1991, cash distributions totalling $391,414 or $25.00 per $1,000 Unit were made. There were no distributions made in 1992, 1993, and 1994.

Item 6.           Selected Financial Data.

                                           For the Year Ended December 31,


                                    1994                1993                1992               1991                1990
                                    ----                ----                ----               ----                ----

Net Fruit Sales               $ 3,749,884         $ 3,793,558         $ 4,300,580        $ 4,439,871         $ 6,319,461

Net Earnings (Loss)           ( 1,284,757)        ( 2,059,825)         (1,278,743)        (1,107,610)            616,915

Net Earnings (Loss)           ( 1,156,281)        ( 1,853,843)         (1,150,869)          (996,849)            555,223
 allocable to the
 Limited Partners

Net Earnings (Loss)                (74.60)            (119.60)             (74.25)            (64.31)              35.82
 allocable to the
 Limited Partners
 per $1,000 Unit

Net Earnings (Loss)              (128,476)           (205,982)           (127,874)          (110,761)             61,692
 allocable to the
 General Partner

Cash Distributions                      0                0                   0               391,414           1,665,389
 to Partners

Cash Distributions per                  0                0                   0                 25.00               96.70
Limited Partnership
 $1,000 Unit

Cash Distribution to                    0                0                   0                 3,914            166,539
 General Partner

Total Assets                   24,156,366          24,179,888          25,307,344         25,844,033          27,137,416

Total Liabilities              22,927,688          21,666,453          20,734,084         19,992,030          19,786,389

Partner's Capital               1,228,678           2,513,435           4,573,260          5,852,003           7,351,027


Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations.

         The Registrant has completed its ninth full year of citrus operations at the Grove. Citrus production at the Grove is estimated to be approximately 733,000 boxes for the 1994-1995 crop year, an 11% increase from the 660,000 boxes produced in the 1993-1994 crop year, and a 5.5% increase from the 1992-1993 production level of 695,000.

         Orange production for the State of Florida is expected to increase from 176 million boxes (for the 1993-1994 crop year) to 203 million boxes (for the 1994-1995 crop year).


         Strong production levels in Florida and Brazil since the 1991-1992 crop have kept market prices paid to grower for oranges in the range of $.80 to $1.00 per pound solid;

accordingly the prices received by the Grove are principally determined by the floor price levels set forth in the Grove's long-term fruit sales contracts.


Results of Operations

         The 4,524,800 pound-solid yield for the 1993-1994 season represents a 7% decrease over the 1992-1993 season yield of 4,862,800 pounds solid and a 2% increase over the 1991- 1992 season yield of 4,423,000 pounds solid. "Pound solid yield" is the residual sugar content of the fruit, and is the mechanism by which price and revenue are derived. Average price per pound solid of $1.01 received for the 1993-1994 season fruit increased by $.01 and decreased by $.24 compared to the 1992-1993 and 1991-1992 average season prices of $1.00 and $1.25 per pound solid, respectively.

         Seasonal revenues are not comparable to calendar year revenue due to the nature of the Grove's business insofar as the harvesting of a single season's crop is not completed within a single calendar year and due to the timing differences of final settlements. Fruit sales for the year ended December 31, 1994 declined by $169,665 or 3% compared to the same period in 1993 and fruit sales declined by $550,941 or 10% compared to the fiscal year ended December 31, 1992. The decrease in the comparisons of calendar year revenues with season revenues is attributable to pricing differences, size of crop and the timing of harvesting. Specifically, approximately 20% of the crop which bloomed in 1992 was picked by the corresponding year-end. The comparable figure for 1993 and 1994 was 36% and 23%, respectively. The decrease in 1993 revenues (compared to 1992) was caused by the decrease in the price per pound solid received for the 1992-1993 crop and the smaller 1993-1994 crop. The decrease in the 1994 revenues (compared to 1993) is principally due to the timing of harvesting the 1994-1995 fruit crop.

         Harvesting expenses of $1,283,069 for the year ended December 31, 1994 decreased by $125,991 compared to $1,409,060 for the same period in 1993, and decreased by $245 compared to $1,283,314 for the year ended December 31, 1992. During 1994, 1993 and 1992 boxes harvested were 657,830, 743,820 and 674,973, respectively, so that havesting costs were $1.95, $1.89 and $1.90 per box, respectively.

         Cost of fruit sales decreased by 13% or $342,633 compared to 1993 and increased 1% or $14,286 compared to 1992. Cost of sales consists of (1) a portion of the inventoriable horticultural care and depreciation costs for the current calendar year, which is not allocated to inventory (fruit remaining on trees) for the current calendar year and (2) the portion of such inventoriable costs which was allocated to inventory for the prior year. The total prediction expenditures for a calendar year generally fluctuate only for changes in required horticultural care; accordingly, cost of goods sold is heavily influenced by the portions of current and prior year crops picked during a given reporting period. This accounts for the majority of the decrease in the 1994 costs of goods sold.

         Interest expense in 1994 decreased by $286,150 as compared to 1993 as a result of the reduction of the interest rate.

         Grove management fees for the years ended 1994, 1993, and 1992 were $201,837, $213,685 and 344,436 respectively. The fees are made up of a base management fee and an incentive management fee of a specified percentage of available cash flow, as defined. The decrease in management fees for 1994 compared to either 1993 or 1992 is the result of the execution of a new management fee arrangement.

         Real estate taxes for 1994 and 1993,  and 1992 were  $56,071,  $133,950 and $148,390 respectively. The 1994 decrease is the result of a change in the methods and rates of assessing the value of the property. Real estate taxes for citrus groves are being calculated based upon a state wide averaging formula that pools values and yields across the state.


Financial Condition

         Cash and cash equivalents at December 31, 1994 increased by $648,947 or 26% compared to $2,475,681 at December 31, 1993. This increase is a result of the increase in accrued interest expense, which is determined by contractual provision.

         Accounts receivable at December 31, 1994 of $99,102 decreased by $198,544 compared to the December 31, 1993 balance of $297,646. Accounts receivable consist of the fruit harvested as of December 31st for which the revenue will not be received until after January 1st.

         Inventory (fruit remaining on trees) at December 31, 1994, increased $202,559 as compared to December 31, 1993. Inventory includes a portion of the inventoriable horticultural care and depreciation costs for the calendar year. The other portion of such costs is allocated to cost of sales for fruit harvested in the same year but which were not included in inventory the prior year. The increase in inventory is principally due to the slower pace of the harvesting of the 1994-1995 fruit.

     The Purchase Money Mortgage specifies an annual payment of the lesser of $1,000,000 or 100% available cash flow as defined. Any accrued but unpaid interest for the year is added to the principal balance. Accordingly, the long-term notes payable increased by $551,221 at December 31, 1994 compared to December 31, 1993.


Item 8.  Financial Statements and Supplementary Data.

         For financial statements included in this report, see "Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K".


     Item 9.  Changes  In  and   Disagreements   on  Accounting   and  Financial
          Disclosure. None.


                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

         (a) and (b) Identification of directors and executive officers. The following table set forth the names and ages of the directors and executive officers of the General Partner and the position held by each of them.


                                           Position Held With
Name                                       The General Partner                                         Age

Arthur J. Halleran, Jr.                    Director and President                                      47

Jonathan W. Wexler                         Vice President, Treasurer &                                 44
                                           Assistant Clerk

Richard J. McCready                        Vice President and Clerk                                    36




     Mr. Halleran and Mr. Wexler have served in a executive capacities with the Managing General Partner since its organization and Mr. McCready in 1990. All of these individuals will continue to serve in such capacities until their successors are duly elected and qualified.

         (c)  Identification of certain significant employees.           None.

         (d)  Family relationships.   None.

         (e)  Business Experience.

         The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of The Managing General Partner, described above in Items 10(a) and
(b), are as follows:

     Arthur J. Halleran, Jr. is the Chairman of WFA. He is also Director and President of the Managing General Partner and other subsidiaries of WFA. In such capacities he is responsible for all aspects of the business of WFA and its subsidiaries, with special emphasis on the evaluation, acquisition and structuring of real estate investments. Mr. Halleran joined the Winthrop organization in 1977. He is a graduate of Villanova University and holds an M.B.A. degree from the Harvard Business School.

         Jonathan W. Wexler is a Vice Chairman and Vice President of WFA and a Vice President, Treasurer and Assistant Clerk of the Managing General Partner and other subsidiaries of WFA. His primary responsibility is the evaluation, acquisition and structuring of real estate investments. Mr. Wexler joined the Winthrop organization in 1977. He is a graduate of the Massachusetts Institute of Technology and holds a Master of Science degree from the Sloan School of Management of the Massachusetts Institute of Technology.

     Richard J. McCready is a Managing Director, Vice President and Clerk of WFA and a Vice President and Clerk of the Managing General Partner and other subsidiaries of WFA. He also has responsibility for all the legal affairs of WFA and its affiliates. Mr. McCready is a graduate of the University of New Hampshire and holds a J.D. degree from Boston College Law School.

         One or more of the above persons are also directors or officers of a general partner (or general partner of a general partner) of the following limited partnerships which either have a class of securities registered pursuant to Section 12(g) of the Securities and Exchange Act of 1934, or are subject to the reporting requirements of Section 15(d) of such Act: Winthrop Partners 79 Limited Partnership; Winthrop Partners 80 Limited Partnership; Winthrop Partners 81 Limited Partnership; Winthrop Residential Associates I, A Limited Partnership; Winthrop Residential Associates II, A Limited Partnership; Winthrop Residential Associates III, A Limited Partnership; 1626 New York Associates Limited Partnership; 1999 Broadway Associates Limited Partnership; Nantucket Island Associates Limited Partnership; One Financial Place Limited Partnership; Presidential Associates I Limited Partnership; Riverside Park Associates Limited Partnership; Sixty-Six Associates Limited Partnership; Springhill Lake Investors Limited Partnership; Twelve AMH Associates Limited Partnership; Winthrop California Investors Limited Partnership; Winthrop Growth Investors I Limited Partnership; Winthrop Interim Partners I, A Limited Partnership; Winthrop
Financial Associates, A Limited Partnership; Southeastern Income Properties Limited Partnership; Southeastern Income Properties II Limited Partnership; Winthrop Miami Associates Limited Partnership; and Winthrop Apartment Investors Limited Partnership.

         (f)      Involvement in certain legal proceedings.   None.

Item 11.  Executive Compensation.

     The General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, or loss and expense reimbursements from the Partnership. The amounts of these items and the times at which they are payable to the General Partner and its affiliates are described at pages 48-50 and 53-55 of the Prospectus under the aptions "Compensation and Fees of the General Partner and its Affiliates" and "Income, Losses, Tax Credits and Cash Distributions," which descriptions are incorporated herein by this reference.

         The following table sets forth the amounts of the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1994:


                                                           Type of                                  Amount of
            Receiving Entity                            Compensation                              Compensation


Winthrop Agricultural                      Property Management Fee                                  $200,000
Management II, Inc.

First Winthrop Corporation                 Annual Administrative Fee                                 136,140
                                                                                                    $336,140


         For the year ended December 31, 1994 the Registrant allocated $(64,943) of taxable losses and $11,619 of portfolio income to the General Partner.

         See Notes 8 & 9 of Notes to Financial Statements for additional information about transactions between the Partnership and the General Partner and its affiliates.

Item 12.  Security Ownership of Certain Beneficial Owners and Management.

          (a) Security ownership of certain beneficial owners. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1994. Under the Amended and Restated Agreement of Limited Partnership of the Registrant (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

          Under the Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partner. See Item 1 above for a description of the General Partner.

          (b) Security ownership of management. As of March 1, 1995, the directors and executive officers of the General Partner, beneficially own 200 Units, all of which are owned by Mr. Wexler.

          (c) Changes in control. There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

         See Notes 8 and 9 of Notes to Financial Statements for information about transactions between the Registrant and the General Partner and its affiliates. See Item 11 above for information concerning the fees, commissions and cash distributions which the Registrant paid to or accrued for the account of the General Partner and its affiliates for the year ended December 31, 1994.


                                    PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on Form 8-K.

     (a)  The following documents are filed as part of this report:

          (1) Financial Statements - The Financial Statements listed on the accompanying Index to Financial Statements are filed as a part of this Annual Report.

          (2) Exhibits - The Exhibits listed on the accompanying Index to Exhibits are filed as part of this Annual Report and incorporated in this Annual Report as set forth in said Index.

     (b) Reports on Form 8-K - The Partnership filed one Current Report on Form 8-K during the fourth quarter of 1994. That report was filed on December 16, 1994 and reported a Change in Control of Registrant (Item 1 of Form 8-K). No financial statements were filed with that Form 8-K.

                                   SIGNATURES


         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            INDIAN RIVER CITRUS INVESTORS
                                            LIMITED PARTNERSHIP

                                            By:      WINTHROP AGRICULTURAL
                                                     MANAGEMENT II, INC.,
                                                     General Partner



Date:  April 7, 1995               By:      /s/Arthur J. Halleran, Jr.
                                            --------------------------
                                                    Arthur J. Halleran, Jr.
                                                    President of General Partner

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.



/s/Arthur J. Halleran, Jr.                       Sole Director and President of
Arthur J. Halleran, Jr.                           the General Partner
Date:  April 7, 1995

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                           FINANCIAL STATEMENTS INDEX





                              FINANCIAL STATEMENTS




Independent Auditors' Report

Balance Sheets as of December 31, 1994 and 1993

Statements of Operations for the years ended December 31, 1994, 1993 and 1992

Statement of Changes in Partners' Capital for years ended December 31,
         1994, 1993 and 1992

Statements of Cash Flows for the years ended December 31, 1994, 1993 and 1992

Notes to Financial Statements

INDEPENDENT AUDITORS' REPORT


To the Partners of Indian River Citrus Investors
   Limited Partnership


We have audited the accompanying balance sheets of Indian River Citrus Investors Limited Partnership (a Massachusetts limited partnership) as of December 31, 1994 and 1993, and the related statements of operations, partners' capital and cash flows for each of the three years in the period ended December 31, 1994. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express and opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1994 and 1993, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1994, in conformity with generally accepted accounting principles.



                                                 /s/Deloitte & Touche LLP

February 22, 1995

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                 FOR THE YEARS ENDED DECEMBER 31, 1994 AND 1993
                                 BALANCE SHEETS


                                     ASSETS



                                                                               1994                      1993
                                                                           -----------               --------


Current Assets:
    Cash and cash equivalents (Note 2)................................      $ 3,124,628                $ 2,475,681
    Accounts receivable (Note 3)......................................           99,102                    297,646
    Inventory (Note 2)................................................        1,769,116                  1,566,557
    Other assets......................................................           48,757                     17,058
                                                                            -----------                -----------
    Total current assets..............................................      $ 5,041,603                $ 4,356,942

Property, net (Notes 2 and 4).........................................       19,064,407                 19,726,925

Deferred financing costs (Note 5)....................................            50,356                     96,021
                                                                            -----------                -----------
                                                                            $24,156,366                $24,179,888
                                                                             ===========                  ===========



                       LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Accrued interest..................................................      $ 1,186,622               $   438,188
    Other accrued liabilities (including accrued
         liabilities to related parties totaling $61,793
         and $83,038 in 1994 and 1993, respectively)..................          124,206                   162,626
                                                                            -----------               -----------
    Total current liabilities.........................................        1,310,828                   600,814

Long-term notes payable (Note 7)......................................       21,616,860                21,065,639
                                                                            -----------               -----------

Partners' Capital: (Note 1)
    Limited Partners, $1,000 stated value per
         Unit; 15,500 Units authorized, issued
         and outstanding in 1994 and 1993.............................        2,256,415                 3,412,696
    General partner...................................................       (1,027,737)                 (899,261)
                                                                           ------------
    Total partners' capital...........................................        1,228,678                 2,513,435
                                                                           ------------
                                                                           $ 24,156,366               $24,179,888
                                                                             ============                ===========


   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992




                                                                       1994                       1993                      1992
                                                                       ----                       ----                      ----



Fruit Sales:
         Fruit sales (Notes 2 and 10)........................        $ 5,032,953            $  5,202,618                $  5,583,894
         Less harvesting expenses.............................         1,283,069               1,409,060                   1,283,314
                                                                     -----------            ------------                ------------
         Net fruit sales......................................         3,749,884               3,793,558                   4,300,580

Cost of fruit sales (Note 2).................................          2,225,083               2,567,716                   2,210,797
                                                                     -----------            ------------                ------------

Operating margin..............................................         1,524,801               1,225,842                   2,089,783
                                                                     -----------            ------------                ------------

Interest income..............................................            116,190                  70,009                     125,536

Expenses:
         Interest expense.....................................         2,214,165               2,500,315                   2,561,081
         Grove management fees (Note 9)......................            201,837                 213,685                     344,436
         Partnership management fees (Note 8).................           336,140                 334,204                     330,947
         Real estate taxes....................................            56,071                 133,950                     148,390
         Amortization (Notes 5)...............................            45,665                  96,690                      33,547
         General and administrative...........................            62,397                  67,359                      66,188
         Depreciation (Notes 2 and 4).........................             9,473                   9,473                       9,473
                                                                    ------------             -----------                 -----------
         Total................................................         2,925,748               3,355,676                   3,494,062

Net loss (Note 11)............................................      $(1,284,757)             $(2,059,825)               $(1,278,743)
                                                                    ============             ===========                ===========
Net loss allocated to General Partner.........................      $  (128,476)             $  (205,982)               $  (127,874)
                                                                    ============             ===========                ===========

Net loss allocated to Limited Partners........................      $(1,156,281)             $(1,853,843)               $(1,150,869)
                                                                    ============             ===========                ===========

Net loss per Unit of Limited Partnership .....................
         Interest (Note 6)....................................      $    (74.60)             $   (119.60)               $    (74.25)
                                                                    ============             ===========                ===========


   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                        STATEMENTS OF PARTNERS' CAPITAL



                                                       Units of
                                                       Limited              Limited              General
                                                       Partnership          Partners'            Partners'         Total
                                                       Interest             Capital              Capital Capital



Balance, December 31, 1991                   15,500               $6,417,408             $(565,405)            5,852,003

Net loss                                                         (1,150,869)              (127,874)           (1,278,743)
                                             --------           -----------            -----------            ----------
Balance, December 31, 1992                   15,500               5,266,539               (693,279)            4,573,260
                                             --------           -----------            -----------            ----------

Net loss                                                         (1,853,843)              (205,982)           (2,059,825)
                                             --------           -----------            -----------            ----------
Balance, December 31, 1993                   15,500               3,412,696               (899,261)            2,513,435
                                             --------           -----------            -----------            ----------

Net loss                                                         (1,156,281)              (128,476)           (1,284,757)
                                             --------           -----------            -----------            ----------
Balance, December 31, 1994                   15,500             $ 2,256,415            $(1,027,737)           $1,228,678
                                             ========           ===========            ===========            ==========



   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992
                            STATEMENTS OF CASH FLOWS



                                                                        1994                      1993                       1992
                                                                        ----                      ----                       ----

Cash flow provided by (used in) operating activities:

    Cash received from customers.............................        $5,237,764               $5,082,940                 5,625,048
    Cash paid to suppliers....................................       (3,772,413)              (4,029,905)               (3,818,720)
    Interest received.........................................          109,250                   75,136                   119,983
    Interest paid.............................................         (914,510)              (1,468,337)               (1,677,120)
                                                                    -----------              -----------               -----------
    Net cash provided by (used in) operating activities.......          660,091                 (340,166)                  249,191
                                                                    -----------              -----------               -----------

Cash flow used in investing activities:
    Capital expenditures......................................          (11,144)                (106,473)                 (324,732)
                                                                   ------------               ----------               -----------
    Net cash used in investing activities.....................          (11,144)                (106,473)                 (324,732)
                                                                   ------------               ----------               -----------

Cash flow used in financing activities:
    Proceeds from mortgage refinancing........................            -                    8,000,000                      -
    Paydown on first mortgage.................................            -                   (8,000,000)                     -
    Deferred mortgage costs...................................            -                      (90,932)                     -
    Cash Distributions........................................            -                         -                         -
                                                                    -----------               -----------              --------
    Net cash used in financing activities.....................            -                      (90,932)                     -
                                                                    -----------

Net increase (decrease) in cash and cash
    equivalents...............................................          648,947                 (537,571)                  (75,541)

Cash and cash equivalents, beginning..........................        2,475,681                3,013,252                   3,088,793
                                                                    -----------               ----------
Cash and cash equivalents, ending.............................      $ 3,124,628               $2,475,681                $ 3,013,252
                                                                    ===========               ==========                ===========
Reconciliation of net loss to net cash provided by operating activities:
Net loss......................................................      $(1,284,757)             $(2,059,825)              $(1,278,743)
Adjustments to reconcile net loss to net cash
    Provided by (used in) operating activities:
         Depreciation and amortization........................            55,138                 106,163                    43,021
Decrease (increase) in:
              Accounts receivable.............................          198,544                 (119,678)                   41,151
   Inventory..................................................         (202,559)                 120,067                    88,622
   Other assets...............................................          (31,699)                  46,170                     37,177
Increase (decrease) in:
              Accrued interest................................          748,434                 (241,760)                    (7,172)
              Other liabilities...............................          (38,420)                 (99,610)                 (141,906)
         Depreciation capitalized to inventory................          664,189                  634,568                    575,909
         Accrued interest on refinanced
              Long-term debt..................................          551,221                1,273,739                   891,132
                                                                    -----------              -----------               -----------
Net cash provided by (used in) operating activities...........      $   660,091              $  (340,166)              $   249,191
                                                                    ===========              ===========               ===========



   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992

1.        ORGANIZATION AND ACQUISITION

          Indian River Citrus Investors Limited Partnership (the "Partnership") was organized in December 1984 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts to acquire from Caulkins Citrus Company, Limited approximately 3,150 gross acres of land located in Martin County, Florida, and to operate a commercial citrus grove (the "Grove") for the production of oranges. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Limited Partnership Agreement (the "Agreement"), as amended November 13, 1985.

          In accordance with the Agreement, as amended, net income or net losses, tax credits and net cash flow, as defined, are generally allocated 99% to the Limited Partners and 1% to the General Partner for the period ended December 31, 1985, and 90% to the Limited Partners and 10% to the General Partner, thereafter. Gains, losses and proceeds from capital transactions are generally allocated 70% to the Limited Partners and 30% to the General Partner. These allocations are subject to certain priority returns to the Limited Partners, as defined in the Agreement.


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Fruit Sales - Fruit sales are recognized when fruit is delivered to processsors. Sales are comprised of advances received for fruit delivered the fruit season and the receipt of any final settlements, 90% of which are received by December 31 of the year in which harvesting is completed.

          Inventory - Inventory consists of fruit remaining on the trees at December 31, 1994 and 1993. Inventory is valued at the lower of cost or market. Inventory cost includes caretaking costs and inventoriable depreciation at December 31, 1994 and 1993, which are both allocated between fruit harvested and fruit remaining on the trees. Market value was determined by utilizing crop estimates, specified minimum contract prices, and quoted market prices reported by the Florida Citrus Processor's Association.

          Property - The Partnership provides for deprecation on the grove and improvements, the building and the trucks using the straight-line method over estimated useful lives of 30 years, 10 years and 5 years, respectively. Depreciation expense of $9,473 was recognized on the building during each of the three years ended December 31, 1994. Depreciation of the grove and improvements and trucks is included in inventory and ultimately charged to cost of fruit sales as the fruit is harvested and sold. Depreciation of 664,189 and $634,568 was included in inventory for the years ended December 31, 1994 and 1993, respectively.

          Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized.

          Income Taxes - Since the Partnership is not a taxable entity, the revenues and expenses flow through to the partners for tax purposes. The tax returns and the amount of distributable Partnership income or loss are subject to examination by the federal and state taxing authorities. If such examinations result in changes to distributable partnership income or loss, the tax liability of the partners would be changed accordingly.

   The accompanying notes are an integral part of these financial statements.

          Cash Equivalents - The Partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents are in excess of federal deposit insurance coverage at December 31, 1994 and 1993.


               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



3.        ACCOUNTS RECEIVABLE

          Accounts receivable consist of amounts due for fruit harvested and are carried at net realizable value. Net realizable value was calculated based on the fruit delivered utilizing spot and contract market prices published by the Florida Citrus Processor's Association per the terms of the fruit purchase agreements. As of December 31, 1994 and 1993, there was no provision for doubtful accounts.


4.        PROPERTY

          At December 31, property consists of the following:


                                                                                1994                      1993

          Land................................................               $ 5,225,071               $ 5,225,071
          Grove and improvements..............................                19,106,795                18,341,378
          Building............................................                    94,732                    94,732
          Trucks..............................................                    30,979                    19,835
          Pre-productive costs................................                    0                        765,417
                                                                         ---------------               -----------
          Total...............................................                24,457,577                24,446,433
          Less accumulated depreciation.......................                (5,393,170)               (4,719,508)
                                                                             -----------               -----------
          Property - net......................................               $19,064,407               $19,726,925
                                                                             ===========               ===========


5.        DEFERRED FINANCING COSTS

          Deferred financing costs consist of costs associated with obtaining financing and are amortized on a straight-line basis over the lives of the related debt. As a result of the refinancing further discussed in
          Note 7, deferred mortgage costs totalling $198,507 along with associated accumulated amortization of $143,919 were written off when the related mortgage was paid down. Costs of $90,932 related to obtaining the new financing were capitalized in 1993 and will be amortized over the life of the new mortgage. Deferred financing costs at December 31, 1994 and 1993 are net of accumulated amortization of $178,682 and $133,018, respectively. Amortization of deferred financing costs of $45,665, $96,690 and $33,547 has been recognized in the accompanying financial statements for the years ended December 31, 1994, 1993 and 1992 respectively.

   The accompanying notes are an integral part of these financial statements.

6.        NET LOSS PER UNIT

          Net loss per unit of Limited Partnership interest is computed based on 15,500 units outstanding at December 31, 1994, 1993 and 1992.


   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


7.        LONG TERM NOTES PAYABLE

          Notes payable of the Partnership at December 31, 1994 and 1993 were as follows:

                                                                                  1994                      1993
                                                                              -----------               --------

          5%   first mortgage note payable to Nationsbank of Florida dated April
               12, 1993.  Interest paid monthly at the bank's prime rate less 1%
               until January 31, 1996.  Principal and accrued  interest  thereon
               are  due  in  full  on  January   31,   1996.   These  notes  are
               collateralized  by a first  mortgage  on the Grove  property  and
               $2,000,000 is guaranteed by
               the General Partner............................                 $8,000,000                $8,000,000



          10%  purchase  money second  mortgage note payable to Caulkins  Citrus
               Company,  Limited dated  December 31, 1985.  Annual  payments due beginning  January 31, 1987,  based on the lesser of $500,000 for each of the first  three years  ($1,000,000  for each of the next four years) or available  cash flow, as defined.  Any accrued but unpaid  interest  for any year  will be  added  to the  principal balance  as of the  annual  date.  At no  time  shall  the  total principal  exceed  $17,500,000.  Principal  and accrued  interest thereon are due in full on or before January 31, 1996.  This note is collateralized by a second mortgage on the
               grove property.................................                14,138,049                 13,934,884




          Less discount on the purchase money second mortgage note adjusting the stated interest rate to 14.5% (estimated fair market rate on
               the date of the note)..........................                  (521,189)                 (869,245)
                                                                            ------------              ------------

          Long-term notes payable.............................              $ 21,616,860              $ 21,065,639
                                                                            ============              ============




   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992



7.        NOTES PAYABLE (Continued)


          The discount on the purchase money second mortgage note was calculated based on the projected principal balance assuming payments based on the Partnership's projected cash flow, as defined. To the extent actual payments differ from those projected, the calculation of the discount will be adjusted in future years.

          The discount is being amortized using the effective interest rate method. The borrower's incremental borrowing rate used to discount the projected note payments was that assumed for similar debt as of the date of issuance (i.e. 14.5%).

          During April 1993, the Partnership completed a refinancing of a $8,000,000 first mortgage note.

8.        RELATED PARTY TRANSACTIONS

          The General Partner receives an annual management fee of $200,000. Accordingly, partnership management fees of $200,000 were expensed for each of the three years in the period ended December 31, 1994.

          First Winthrop Corporation ("First Winthrop") receives $100,000 each year, adjusted by the annual consumer price index, for accounting, clerical and administrative services provided to the Partnership. During the years ended December 31, 1994, 1993 and 1992, such fees in the amount of $136,140, $134,204, and $130,947, respectively, were expensed.

9.        MANAGEMENT FEES

          As of April 1, 1993, the Partnership entered into a property management agreement with AgriManagement for a fixed fee of $148,400 plus two incentive fees described as Incentive Fee A and Incentive Fee
          B. Incentive Fee A is 2.5% of Net Cash flow from Operations. Incentive Fee B is 15% of net cash flow from operations (as defined) less the sum of $1,800,000, base fees, accounting services and Incentive Fee B.

          Prior to April 1, 1993, the Grove was managed under a Grove Management Agreement with a grove manager in which an affiliate of the General Partner has a noncontrolling beneficial interest.

          The agreement which terminated March 31, 1993 called for an annual base management fee of $180,000 payable in equal monthly installments and an incentive management fee calculated for the first quarter of 1993 and 1992 at 7.5% of the Partnership's cash flow from operations, respectively, as defined. Payment of the calendar year incentive management fee for each year was payable on April 1 of the following year. Grove Management fees expensed under that agreement were $74,930 for the year ended December 31, 1993.



   The accompanying notes are an integral part of these financial statements.

          Grove management fees of $201,837, $213,685 and $344,436 were expensed for the years ended December 31, 1994, 1993 and 1992, respectively.





               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                         NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1994, 1993 AND 1992


10.       SIGNIFICANT CUSTOMERS

          The Partnership sells most of its fruit under two fruit sales agreements with citrus processing plants. Under the terms of the first agreement, the Partnership was obligated to deliver and sell to this processing plant at least 80% of the Grove's harvested fruit for the 1987 through 1991 harvests and 10% of the Grove's harvested fruit thereafter through the 1994-1995 harvest. For the years ended December 31, 1994, 1993 and 1992, 13%, 11% and 12%, respectively, of the
          Partnership's fruit sales were recognized under this agreement.

          The Partnership entered into another fruit sales agreement under which it was obligated to deliver and sell 90% if the fruit not committed under the agreement described in the paragraph above for the 1987 through 1990 harvests and 90% of the Grove's harvested fruit thereafter through the 1996-1997 harvest. This agreement provides for a variable minimum sales price, but not less than $1.00 per pound solid, through the 1996-1997 harvest. For the years ended December 31, 1994, 1993 and 1992, 87%, 89% and 88% of the Partnership's fruit sales were recognized under this agreement, respectively.



11.       TAXABLE LOSS

          The Partnership's  taxable loss for the years ended December 31, 1994,
          1993 and 1992 was calculated as follows:
                                                                                 1994            1993               1992
                                                                             -----------      -----------         ---------

          Net income (loss) per accompanying statements
            of operations.........................................           $(1,284,757)     $(2,059,825)      $(1,278,743)
          Tax depreciation less than (in excess of)
            that used for financial reporting
            purposes..............................................              (128,782)         259,330           558,737
          Reversal of prior year I.R.C. Section 263A costs
            in excess of (less than) amount capitalized to
            inventory for tax purposes but not for financial
            reporting purposes, and other items affecting
            operating margin......................................               175,278          207,532           442,226
          Portfolio income directly allocated to partners.........              (116,190)         (70,009)         (125,536)
          Imputed interest expense not recorded for tax
            purposes..............................................               443,310          357,944           292,665
          Current year costs capitalized under I.R.C. Section
            263A in excess of (less than) amount capitalized
            for financial reporting purposes......................               261,708           45,962             3,493
                                                                           -------------      -----------     -------------
          Taxable loss............................................            $ (649,433)     $(1,259,066)    $    (107,158)
                                                                           =============      ===========     =============





   The accompanying notes are an integral part of these financial statements.

                               INDEX TO EXHIBITS

Exhibit No                  Title of Document


    3, 4 Agreement and Certificate of Limited Partnership, as amended to date(1)

    10A   Long-Term Fruit Purchase(Orange) Agreement Tropicana
          Products, Inc., Indian River Citrus Investors Limited
          Partnership(2)

    10B Property Management Agreement between Bariston Management, Inc. and Indian River Citrus Investors Limited Partnership, dated August 27, 1987, as amended(2)

    10C Purchase and Sale Agreement dated as of December 28, 1984 by and between Registrant and Caulkins Citrus Company Limited (including, as exhibits thereto, the forms of Temporary Harvesting Easement, Caulkins Second Mortgage Note, Grove Management Agreement, Fruit Purchase Agreement and Indemnity Agreement) filed January 9, 1985(2)

          First Amendment to Purchase and Sale Agreement dated as of November 1, 1985 by and between Registrant and Caulkins Citrus Company Limited (including as exhibits thereto the forms of Caulkins Second Mortgage Note, Grove Management Agreement and Fruit Purchase Agreement) filed November 14, 1985(3)

    10D Securities Indemnity Agreement dated as of December 18, 1984 by and among Caulkins Citrus Company Limited, the Registrant, Winthrop Agricultural Management II, Inc. and First Winthrop Corporation filed January 9, 1985(1)

    10E.1 Management Agreement dated as of December 28, 1984 by and between the Registrant and Winthrop Agricultural
          Management II, Inc. filed January 9, 1985(2)

    10E.2 Amendment to Management Agreement dated as of November
          13, 1985 by and between Registrant and Winthrop
          Agricultural Management II, Inc. filed November 14,
          1985(3)



    10F   Incentive Asset Management Agreement dated as of
          December 12, 1985 by and between the Registrant and Winthrop Financial Associates, A Limited Partnership, filed December 12, 1985(3)

    10G   Accounting Services Agreement dated as of April 2,
          1985 by and between the Registrant and First Winthrop
          Corporation filed April 8, 1985(3)

          Amendment of Accounting Services Agreement dated as of November 13, 1985 by and between the Registrant and Winthrop Agricultural Management II, Inc. filed
          November 14, 1985(3)

    10H Form of Promissory Note and Assignment of Registrant filed April 8, 1985(3)

    10I Form of Assumption Agreement by the General Partner of Registrant filed November 14, 1985(3)

    10J Fruit Participation Contract dated April 17, 1990 by and between Caulkins Indiantown Citrus Company and Partnership(4)

    10K Grove Management Agreement dated as of April 1, 1993 between the Registrant and AgriManagement,
          Incorporated(5)

    10L   Termination Agreement dated as of March 31, 1993 terminating
          (i) the Management Agreement dated as of April 15, 1986 between the General Partner and Bariston Associates, Inc.;
          (ii) the Incentive Asset Management Agreement dated as of April 15, 1986 between WFA and Bariston Associates, Inc.; and (iii) the Accounting Services Agreement dated as of April 15, 1986 between First Winthrop Corporation and Bariston
          Associates, Inc.(5)

    10M Amended and Restated Consulting Agreement dated as of March 31, 1993(5)

    25    Power of Attorney filed January 9, 1985(3)


    25A   Appraisal of Caulkins Citrus Company Grove, Citrus
          Boulevard, Indiantown, Florida, dated October 1,
          1984, prepared by Peter D. Armfield, MAI,
          Armfield-Houck Appraisal Research, Inc. filed
          January 9, 1985(3)

          Supplemental letter dated November 12, 1985 from
          Peter D. Armfield filed November 14, 1985(3)

    28A   Pages 19-20, 22-36, 38-41, 48-50 and 53-55 of
          Registrant's Prospectus dated December 16, 1985
          which was filed with the Commission pursuant to Rule 424(b)        P

    28B   Agricultural Engineering Evaluation of Caulkins
          Citrus Company Grove dated January 25, 1985
          prepared by Kenneth A. Harris, P.E. filed April 18, 1985(3)

          Supplemental letter dated November 8, 1985 from
          Kenneth A. Harris, P.E. filed November 14, 1985(3)

    28C   Horticultural Evaluation of Caulkins Citrus
          Company Grove dated December 10, 2984 and Update of the Horticultural Evaluation dated March 12,
          1985 filed April 18, 1985(3)

    28D   Summary of Horticultural Evaluation of Caulkins
          Citrus Company Grove Supplemental dated Novem-ber 12, 1985 from John R. King, Ph.D. (included as Exhibit C of Prospectus)(3)



- ------------------

(1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

(2) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(3) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 2-95219.

(4) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.