Form 10-Q
period 1995-03-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1995-05-15
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1995            Commission File Number 2-95219
                      --------------                                   -------



               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
             (Exact name of registrant as specified in its charter)



        Massachusetts                                    04-2859087
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation or organization


One International Place, Boston, MA                               02110
(Address of principal executive offices)                        (Zip Code)


Registrant's telephone number, including area code:              (617) 330-8600
                                                              -----------------



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

                         NOTES TO FINANCIAL STATEMENTS

                                 MARCH 31, 1995
                                  (UNAUDITED)



1.        ACCOUNTING AND FINANCIAL REPORTING POLICIES

     The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is recommended that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

          The  accompanying   financial  statements  reflect  the  Partnership's
results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1995.


2.        TAXABLE LOSS

          The Partnership's results of operations on a tax basis are expected to differ from net income for financial reporting purposes primarily due to the accounting differences generated by using accelerated depreciation methods and Uniform Capitalization Rules under I.R.C. Section 263A used for tax purposes.



     The accompanying notes are an integral part of these financial statements.

                                    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                                        STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                    FOR THE THREE MONTHS ENDED MARCH 31, 1994 AND 1993
                                                   (UNAUDITED) (NOTE 1)




                                                         Limited Partners                 General
                                                Units               Capital               Partner                Total


Balance, December 31, 1994                      15,500           $2,256,415            $(1,027,737)           $1,228,678
Net Loss                                                           (634,783)               (70,531)             (705,314)
                                                ------           ----------            -----------            ----------
Balance, March 31, 1995                         15,500           $1,621,632            $(1,098,268)           $  523,364
                                                ======           ==========            ===========            ==========


Balance, December 31, 1993                      15,500           $3,412,696              $(899,261)           $2,513,435
Net Loss                                                           (259,033)               (28,782)             (287,815)
                                                ------           ----------              ---------            ----------
Balance, March 31, 1994                         15,500           $3,153,663              $(928,043)           $2,225,620
                                                ======           ==========              =========            ==========



     The accompanying notes are an integral part of these financial statements.

                         PART I - FINANCIAL INFORMATION

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                            STATEMENT OF OPERATIONS
                              (UNAUDITED) (NOTE 1)


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------
                                                                             1995                      1994
                                                                           --------                  ------

Fruit Sales...........................................................         $  714,549               $  857,634
         Less - Harvesting expenses...................................            226,070                  136,404
                                                                               ----------               ----------
             Net Fruit Sales..........................................            488,479                  721,230


         Cost of Fruit Sales..........................................            398,460                  242,726
                                                                               ----------               ----------
             Operating Margin.........................................             90,019                  478,504

Other Revenues:
         Interest income..............................................             22,396                   15,613

Other Expenses:
         Interest expense.............................................            644,657                  565,771
         Grove management fees........................................             51,483                   60,586
         Partnership management fees..................................             75,000                   75,000
         Real estate taxes............................................             14,700                   33,488
         Amortization.................................................             11,416                   11,416
         Building depreciation........................................              2,368                    2,368
         General & Administrative.....................................             18,105                   33,303
                                                                                ---------                ---------
                                                                                  817,729                  781,932
                                                                                ---------                ---------
Net Loss..............................................................           (705,314)               $(287,815)
                                                                                =========                =========

Net Loss allocated to General Partner.................................            (70,531)               $ (28,782)
                                                                                =========                =========

Net Loss allocated to Limited Partners................................           (634,783)               $(259,033)
                                                                                =========                =========

Net Loss per Unit of Limited
         Partnership Interest.........................................          $  (40.95)               $  (16.71)
                                                                                =========                =========




     The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                                 BALANCE SHEETS
                                     ASSETS
                                    (NOTE 1)




                                                                          March 31,                  December 31,
                                                                            1995                         1994
                                                                        (Unaudited)                    (Audited)


Current Assets:
      Cash and cash equivalents.......................................          $ 1,840,000               $ 3,124,628
      Accounts receivable.............................................              281,048                    99,102
      Inventory.......................................................            1,962,781                 1,769,116
      Other assets....................................................               43,504                    48,757
                                                                                -----------               -----------
                                                                                  4,127,333                 5,041,603

Property, net.........................................................           18,907,046                19,064,407
Deferred financing costs..............................................               38,940                    50,356
                                                                                -----------               -----------
                                                                                $23,073,319               $24,156,366
                                                                                ===========               ===========


                                            LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
      Accrued interest................................................          $   531,002               $ 1,186,622
      Other liabilities...............................................              402,093                   124,206
      Notes payables                                                             21,616,860                         0
                                                                                -----------                   -------
                                                                                 22,549,955                 1,310,828

Long-term notes payable...............................................           21,616,860                21,616,860

Partners' Capital:
      Limited Partners, $1,000 stated value per
         Unit; 15,500 Units authorized, issued
         and outstanding..............................................            1,621,632                 2,256,415
      General Partner.................................................           (1,098,268)               (1,027,737)
                                                                                -----------               -----------
                                                                                $23,073,319               $24,156,366
                                                                                ===========               ===========


     The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (NOTE 1)



                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------
                                                                             1995                      1994
                                                                           --------                  ------

Cash Flows From Operating Activities:
      Cash paid to suppliers..........................................           (521,625)                 (1,142,352)
      Interest received...............................................             22,392                      15,613
      Interest paid...................................................         (1,300,277)                   (525,510)
                                                                             ------------                 -----------
      Net cash used in operating
         activities...................................................         (1,272,975)                   (766,615)
                                                                             ------------                 -----------

Cash Flows From Investing Activities:
      Capital expenditures............................................            (11,653)                          0
                                                                             ------------                 -----------
      Net cash used in investing activities...........................            (11,653)                          0
                                                                             ------------                 -----------


Net Decrease in Cash and Cash Equivalents.............................         (1,284,628)                   (766,615)
                                                                             ------------                 -----------

Cash and Cash Equivalents at Beginning
      of Period.......................................................          3,124,628                   2,475,681
                                                                             ------------                 -----------

Cash and Cash Equivalents at End of Period............................        $ 1,840,000                 $ 1,709,066
                                                                              ===========                 ===========

     The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                            STATEMENTS OF CASH FLOWS
                                  (CONTINUED)
                              (UNAUDITED) (NOTE 1)



Reconciliation of net loss to net cash provided (used) by operating activities:


                                                                              THREE MONTHS ENDED
                                                                                   MARCH 31,
                                                                              --------------
                                                                             1995                      1994
                                                                           --------                  ------


Net Loss                                                                      $ (705,314)                $(287,815)
Adjustments to Reconcile
      Net Loss to Net Cash
      Used in Operating Activities:
      Depreciation and amortization..................................             13,784                    13,784
      Decrease (Increase) in:
         Accounts Receivable.........................................           (181,946)                 (249,559)
         Inventory...................................................           (193,665)                 (491,348)
         Other Assets................................................              5,253                   (25,165)

      Increase (Decrease) in:
         Accrued Interest............................................           (655,620)                   40,262
         Other Liabilities...........................................            277,887                    67,454
      Depreciation capitalized to inventory..........................            166,646                   165,772
                                                                               ---------                ----------
Net Cash Provided (Used) by Operating
      Activities.....................................................        $(1,272,975)              $  (766,615)
                                                                             ===========               ===========






Disclosure of accounting policy:

For purposes of the statement of cash flows, the partnership considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.



     The accompanying notes are an integral part of these financial statements.

                      MANAGEMENT'S DISCUSSION AND ANALYSIS
                OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS




FINANCIAL CONDITION


Cash and equivalents of approximately $1,840,000 at March 31, 1995 are sufficient to meet the Partnerships' working capital and liquidity requirements.



RESULTS OF OPERATIONS/VARIATIONS IN INTERIM PERIODS


The principal differences between the results of operations for the first quarter of 1995 and that of 1994 are:


1) A significant increase in the portion of crop harvested during the quarter, coupled with a somewhat larger crop anticipated for the current year in comparison to the prior one. In the first quarter of 1994, the Registrant harvested approximately 57,000 boxes (10% of the approximately 547,000 boxes harvested for the 1993-1994 crop year). In the first quarter of 1995, the Registrant harvested approximately 120,000 boxes (16% of the 733,000 boxes estimated for the 1994-1995 crop year).

2) A slight decrease in the pounds-solid per box and a slight increase in the price received per pound solid were noted. During 1994 approximately $540,000 was recognized under participation agreements with fruit processors with respect to the previous crop year. To date, settlements for participation agreements have not been received for the 1993-1994 crop year.

3) Harvesting expenses increased significantly, based upon the increased volume of fruit sold, offset in part by a decrease in cost per box from $2.39 in 1994 to $1.85 in 1995.

4) Cost of fruit sales per box (which consist primarily of inventoried horticultural costs) decreased, primarily as a function of the large estimated corp for the 1994-1995 crop year.

5)   Interest expense increased as a result of the increase in the prime rate.

6)   Interest income increased due to the increase in cash and cash equivalents.

7) Mortgages payable are due January 31, 1996. It is the partnerships intention to refinance the debt at this time.

     The accompanying notes are an integral part of these financial statements.

                                               PART II - OTHER INFORMATION

Items 1, 2, 3 and 4 are inapplicable.

Item 5.  Other Information.

All items are inapplicable.



                                                        SIGNATURES


Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.



                         INDIAN RIVER CITRUS INVESTORS
                                                    LIMITED PARTNERSHIP
                                                    (Registrant)



                    By: Winthrop Agricultural Management, II, Inc. General Partners



                    By:  /s/ Jonathan W. Wexler
                             Jonathan W. Wexler
                             Chief Financial Officer,



                     By:  /s/ Richard J. McCready
                              Richard J. McCready
                                 Vice President




DATED:  May 12, 1995