Form 10-K/A
period 1994-12-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1995-07-31
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K/A

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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10- K/A or any amendment to this Form 10-K/A.
                                                    [ X ]


   No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed. The purpose of this amendment is to submit the Financial Data Schedule.

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

                                            INDIAN RIVER CITRUS INVESTORS
                                            LIMITED PARTNERSHIP

                                            By:      WINTHROP AGRICULTURAL
                                                     MANAGEMENT II, INC.,
                                                     General Partner



Date:  July 28, 1995                        By:         /s/Judith A. Miller
                                                    -------------------------
                                                    Judith A. Miller
                                                    Vice President

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

    27    Financial Data Schedule for the period ended December 31, 1994

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