Form 10-Q
period 1995-06-30
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1995-08-14
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1995        Commission File Number 2-95219



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


                                    YES X        NO

                    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                   STATEMENT OF OPERATIONS
                                    (UNAUDITED) (NOTE 1)


PART I - FINANCIAL INFORMATION

                                                                                   THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                          JUNE 30,                        JUNE 30,
                                                                                ----------------------             ---------------
                                                                         1995             1994               1995            1994
                                                                      ----------        --------           --------        ------

Fruit Sales                                                          $3,293,769      $2,995,201         $4,008,318       $3,852,835
         Less - Harvesting expenses                                     812,702         774,080          1,038,772          910,484
                                                                     ----------      ----------         ----------       ----------
             Net Fruit Sales                                          2,481,067       2,221,121          2,969,546        2,942,351


         Cost of Fruit Sales                                          1,370,655       1,323,830          1,769,115        1,566,556
                                                                     ----------      ----------         ----------       ----------
             Operating Margin                                         1,110,412         897,291          1,200,431        1,375,795

Other Revenues:
         Interest income                                                 53,256          24,748             75,652           40,361

Other Expenses:
         Interest expense                                               651,821         572,058          1,296,478        1,137,829
         Grove management fees                                           49,417          38,973            100,900           99,559
         Partnership management fees                                     75,000          80,000            150,000          155,000
         Real estate taxes                                               17,929          37,100             32,629           70,588
         Amortization                                                    11,416          11,416             22,832           22,832
         Building depreciation                                            1,822           2,368              4,190            4,736
         General Administrative                                          16,357          12,078             34,462           45,381
                                                                     ----------      ----------         ----------       ----------
                                                                        823,762         753,993          1,641,491        1,535,925
                                                                     ----------      ----------         ----------       ----------
Net Income/(Loss)                                                    $  339,906      $  168,046         $ (365,408)      $ (119,769)
                                                                     ==========      ==========         ==========       ==========
Net Income/(Loss)
  allocated to General Partner                                       $   33,991      $  (16,805)        $  (36,541)      $  (11,977)
                                                                     ==========      ==========         ==========       ==========
Net Income/(Loss)
  allocated to Limited Partners                                      $  305,915      $ (151,241)        $ (328,867)      $ (107,792)
                                                                     ==========      ==========         ==========       ==========

Net Loss per Unit of Limited
         Partnership Interest                                        $    19.74      $    (9.76)        $   (21.22)           (6.95)
                                                                     ==========      ==========         ==========       ==========




     The accompanying notes are an integral part of these financial statements.

                      INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                      BALANCE SHEETS
                                          ASSETS
                                         (NOTE 1)


                                                                          June 30,                   December 31,
                                                                            1995                         1994
                                                                        (Unaudited)                    (Audited)

Current Assets:
    Cash and cash equivalents.........................................     $ 3,852,892               $ 3,124,628
    Accounts receivable...............................................           -                        99,102
    Inventory.........................................................       1,133,733                 1,769,116
    Other assets......................................................          38,120                    48,757
                                                                           -----------               -----------
                                                                           $ 5,024,745               $ 5,041,603
Property, net.........................................................      18,739,278                19,064,407
Deferred financing costs.............................................           27,524                    50,356
                                                                           -----------               -----------
                                                                           $23,791,547               $24,156,366
                                                                           ===========               ===========


                                                     LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Notes payables ...................................................     $21,616,860               $     -
    Accrued interest..................................................       1,019,267                 1,186,622
    Other liabilities.................................................         292,150                   124,206
                                                                           -----------               -----------
                                                                            22,298,277                 1,310,828
Long-term notes payable...............................................          -                     21,616,860

Partners' Capital:
    Limited Partners, $1,000 stated value per
       Unit; 15,500 Units authorized, issued
       and outstanding................................................       1,927,548                 2,256,415
    General Partner...................................................      (1,064,278)               (1,027,737)
                                                                           -----------               -----------
                                                                           $23,791,547               $24,156,366
                                                                           ===========               ===========


      The accompanying notes are an integral part of these financial statements.

                   INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                              STATEMENTS OF CASH FLOWS
                                  (UNAUDITED) (NOTE 1)



                                                                                     SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                              -------------
                                                                             1995                      1994
                                                                           --------                  ------
Cash Flows From Operating Activities:
    Cash received from customers......................................     $ 4,107,420               $ 3,855,752
    Cash paid to suppliers............................................      (1,978,622)               (2,116,948)
    Interest received.................................................          75,652                    40,361
    Interest paid.....................................................      (1,463,833)                 (641,898)
                                                                           -----------               -----------
    Net cash provided by operating activities.........................         740,617                 1,137,267
                                                                           -----------               -----------

Cash Flows From Investing Activities:
    Capital expenditures..............................................         (12,353)                     -
                                                                           -----------               --------
    Net cash used in investing activities.............................         (12,353)                     -
                                                                           -----------               --------

Net Increase (Decrease) in Cash and Cash
    Equivalents.......................................................         728,264                 1,137,267
                                                                           -----------               -----------

Cash and Cash Equivalents at Beginning
    of Period.........................................................       3,124,628                 2,475,681
                                                                           -----------               -----------

Cash and Cash Equivalents at End of Period............................     $ 3,852,892               $ 3,612,948
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

                   INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                STATEMENTS OF CASH FLOWS
                                      (CONTINUED)
                                (UNAUDITED) (NOTE 1)


Reconciliation of net loss to net cash provided by operating activities:


                                                                              SIX MONTHS ENDED
                                                                                   JUNE 30,
                                                                              -------------
                                                                             1995                      1994
                                                                           --------                  ------


Net (Loss) Income                                                          $  (365,408)              $  (119,769)
Adjustments to Reconcile
    Net Loss to Net Cash Provided
    (Used) By Operating Activities:
         Depreciation and amortization................................          27,022                    27,569
         Decrease (Increase) in:
              Accounts Receivable.....................................          99,102                   (67,959)
              Inventory...............................................         635,383                   331,829
              Prepaid Expense.........................................          10,637                     2,917
              Accrued Interest Receivable.............................            -                          444
         Increase (Decrease) in:
              Accrued Interest........................................        (167,355)                  495,931
              Other Assets/Liabilities................................         167,944                   134,769
         Depreciation capitalized to inventory........................         333,292                   331,536
                                                                           -----------               -----------
Net Cash Provided by Operating Activities.............................     $   740,617               $ 1,137,267
                                                                           ===========               ===========




Disclosure of accounting policy:

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


      The accompanying notes are an integral part of these financial statements.

                           INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                              FOR THE SIX MONTHS ENDED JUNE 30, 1995 AND 1994
                                    (UNAUDITED) (NOTE 1)



                                                            Limited          Partners            General
                                                             Units            Capital            Partner                Total


Balance, December 31, 1994                           15,500         $2,256,415         $(1,027,737)          $1,228,678
Net Loss                                                              (328,867)            (36,541)            (365,408)
                                             ----------             ----------         -----------           ----------
Balance, June 30, 1995                               15,500          1,927,548         $(1,064,278)             863,270
                                                 ==========         ==========         ===========           ==========





Balance, December 31, 1993                           15,500         $3,412,696         $  (899,261)          $2,513,435
Net Loss                                                              (107,792)            (11,977)            (119,769)
                                                 ----------         ----------         -----------           ----------
Balance, June 30, 1994                               15,500         $3,304,904         $  (911,238)          $2,393,666
                                                 ==========         ==========         ===========           ==========








      The accompanying notes are an integral part of these financial statements.

                               MANAGEMENT'S DISCUSSION AND ANALYSIS
                         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Cash and equivalents of approximately $3,852,890 at June 30, 1995 are sufficient to meet the Partnership's working capital and liquidity requirements. See below for discussion on the Mortgages Payable.

RESULTS OF OPERATIONS/VARIATIONS IN INTERIM PERIODS

The principal differences between the results of operations for the second quarter of 1995 and that of 1994 are as follows:


1) A significant increase in the portion of crop harvested during the quarter, coupled with a somewhat larger crop anticipated for the current year in comparison to the prior one were noted. In the second quarter of 1994, the Registrant harvested approximately 304,560 boxes (46% of the approximately 660,110 boxes harvested for the 1993-1994 crop year). In the second quarter of 1995, the Registrant harvested approximately 467,640 boxes (64% of the 733,000 boxes estimated for the 1994-1995 crop year).

2) A slight decrease in the pounds-solid per box and a slight increase in the price received per pound solid were noted. During 1994 approximately $540,000 was recognized under participation agreements with fruit processors with respect to the previous crop year. To date settlements for participation agreements have not been received for the 1993-1994 crop year.

3)       Harvesting expenses were consistent at $1.94 per box in 1995 and 1994.

4) Cost of fruit sales per box (which consist primarily of inventoried horticultural costs) increased slightly from $3.34 in 1994 to $3.35 in 1995.

5) Interest expense for the six months ended June 30, 1995 increased as a result of the increase in the prime rate on the first mortgage.

6) Interest income increased due to the increase in cash and cash equivalents.

7) Mortgages payable are due January 31, 1996. Due to the continued weak per pound solid prices for oranges, the partnership believes that a sale or refinancing may not produce adequate proceeds to repay such debts. The Partnership has commenced discussions with the second mortgage lender regarding this issue, but no agreement has been reached to date.


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



                         INDIAN RIVER CITRUS INVESTORS
                         LIMITED PARTNERSHIP
                         (Registrant)



                         By: Winthrop Agricultural Management, II, Inc. General Partners



                         By:  /s/Philip J. Brannigan, Jr.
                              Philip J. Brannigan, Jr.
                              Chief Accounting Officer



                         By:  /s/Richard J. McCready
                              Richard J. McCready
                              Chief Operating Officer




DATED:  August 14, 1995




    The accompanying notes are an integral part of these financial statements.