Form 10-Q
period 1995-09-30
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1995-11-14
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1995     Commission File Number 2-95219



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



PART I - FINANCIAL INFORMATION

                                                                        THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                            SEPTEMBER 30,                    SEPTEMBER 30,
                                                                      -----------------------              ---------------
                                                                         1995             1994               1995            1994
                                                                      ----------        --------           --------        ------

Fruit Sales                                                          $     -         $    -             $4,008,318       $3,852,835
         Less - Harvesting expenses                                        -              -              1,038,772          910,484
                                                                     ----------      ----------         ----------       ----------
             Net Fruit Sales                                               -              -              2,969,546        2,942,351


         Cost of Fruit Sales                                               -              -              1,769,115        1,566,556
                                                                     ----------      ----------         ----------       ----------
             Operating Margin                                              -              -              1,200,431        1,375,795

Other Revenues:
         Interest income                                                 50,609          35,864            126,261           76,225

Other Expenses:
         Interest expense                                             1,018,984         613,632          2,315,461        1,751,461
         Grove management fees                                           49,416          45,027            150,316          144,585
         Partnership management fees                                    102,105          80,000            252,105          235,000
         Real estate taxes                                               16,314          44,248             48,943          114,836
         Amortization                                                    11,416          11,416             34,248           34,248
         Building depreciation                                            2,095           2,368              6,285            7,105
         General Administrative                                           5,367         (18,503)            39,829           26,878
                                                                     ----------      ----------         ----------       ----------
                                                                      1,205,697         778,187          2,847,187        2,314,113
                                                                     ----------      ----------         ----------       ----------
Net Income/(Loss)                                                    (1,155,088)     $ (742,324)      $ (1,520,495)      $ (862,093)
                                                                     ==========      ==========       ============       ==========
Net Income/(Loss)
  allocated to General Partner                                       $ (115,509)     $  (74,232)       $  (152,050)      $  (86,209)
                                                                     ==========      ==========        ===========       ==========
Net Income/(Loss)
  allocated to Limited Partners                                      (1,039,579)     $ (668,092)      $ (1,368,445)      $ (775,884)
                                                                     ==========      ==========       ============       ==========

Net Loss per Unit of Limited
         Partnership Interest                                        $   (67.07)    $    (43.10)        $   (88.29)          (50.06)
                                                                     ==========     ===========         ==========      ===========




   The accompanying notes are an integral part of these financial statements.



                                                  INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                                               BALANCE SHEETS
                                                                          ASSETS
                                                                  (NOTE 1)




                                                                       September 30,                 December 31,
                                                                            1995                         1994
                                                                        (Unaudited)                    (Audited)


Current Assets:
    Cash and cash equivalents.........................................     $ 3,336,847               $ 3,124,628
    Accounts receivable...............................................           -                        99,102
    Inventory.........................................................       1,786,225                 1,769,116
    Other assets......................................................          32,080                    48,757
                                                                           -----------               -----------
                                                                           $ 5,155,152               $ 5,041,603
Property, net.........................................................      18,570,537                19,064,407
Deferred financing costs.............................................           16,108                    50,356
                                                                           -----------               -----------
                                                                           $23,741,797               $24,156,366
                                                                           ===========               ===========


                                                     LIABILITIES AND PARTNERS' CAPITAL

Current Liabilities:
    Notes payables ...................................................     $21,976,860               $     -
    Accrued interest..................................................       1,518,584                 1,186,622
    Other liabilities.................................................         538,170                   124,206
                                                                           -----------               -----------
                                                                            24,033,614                 1,310,828

Long-term notes payable...............................................          -                     21,616,860

Partners' Capital:
    Limited Partners, $1,000 stated value per
       Unit; 15,500 Units authorized, issued
       and outstanding................................................         887,970                 2,256,415
    General Partner...................................................      (1,179,787)               (1,027,737)
                                                                           -----------               -----------
                                                                              (291,817)                1,228,678

                                                                           $23,741,797 0             $24,156,366
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



                                                  INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                                          STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED) (NOTE 1)



                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30
                                                                              --------------
                                                                             1995                      1994
                                                                           --------                  ------

Cash Flows From Operating Activities:
    Cash received from customers......................................     $ 4,107,420               $ 3,855,752
    Cash paid to suppliers............................................      (2,385,609)               (2,329,736)
    Interest received.................................................          126,261                   77,228
    Interest paid.....................................................      (1,623,500)                 (773,010)
                                                                           -----------               -----------
    Net cash provided by operating activities.........................         224,572                   830,234
                                                                           -----------               -----------

Cash Flows From Investing Activities:
    Capital expenditures..............................................         (12,353)                     -
                                                                           -----------               --------
    Net cash used in investing activities.............................         (12,353)                     -
                                                                           -----------               --------

Net Increase in Cash and Cash
    Equivalents.......................................................         212,219                   830,234
                                                                           -----------               -----------

Cash and Cash Equivalents at Beginning
    of Period.........................................................       3,124,628                 2,475,681
                                                                           -----------               -----------

Cash and Cash Equivalents at End of Period............................     $ 3,336,847               $ 3,305,915
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



                                                  INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                                          STATEMENTS OF CASH FLOWS
                                                                (CONTINUED)
                                                            (UNAUDITED) (NOTE 1)



Reconciliation of net loss to net cash provided by operating activities:


                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1995                      1994



Net Loss                                                                   $  (1,520,495)            $  (862,093)
Adjustments to Reconcile
    Net Loss to Net Cash Provided
    By Operating Activities:
         Depreciation and amortization................................          40,533                    41,353
         Decrease (Increase) in:
              Accounts Receivable.....................................          99,102                   277,896
              Inventory...............................................         (17,109)                 (347,365)
              Other Assets............................................          16,677                   (18,290)

         Increase in:
              Accrued Interest........................................         331,962                   605,712
              Other Liabilities.......................................         413,964                   262,976
         Depreciation capitalized to inventory........................         499,938                   497,305
         Accrued interest on refinanced
              long-term debt..........................................         360,000                       -
                                                                           -----------               -----------
Net Cash Provided by Operating Activities.............................     $   224,572               $   830,234
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



                                             INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
                                                 STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                                           FOR              THE   NINE    MONTHS
                                                            ENDED  SEPTEMBER 30,
                                                            1995     AND    1994
                                                            (UNAUDITED) (NOTE 1)




                                                  Limited          Partners            General
                                                   Units            Capital            Partner                Total



Balance, December 31, 1994                           15,500         $2,256,415         $(1,027,737)          $1,228,678
Net Loss                                                            (1,368,445)           (152,050)          (1,520,495)
                                                 ----------         ----------         -----------           ----------
Balance, September 30, 1995                          15,500            887,970         $(1,179,787)            (291,817)
                                                 ==========         ==========         ===========           ==========





Balance, December 31, 1993                           15,500         $3,412,696         $  (899,261)          $2,513,435
Net Loss                                                              (775,884)            (86,209)            (862,093)
                                                 ----------         ----------         -----------           ----------
Balance, September 30, 1994                          15,500         $2,636,812         $  (985,470)          $1,651,342
                                                 ==========         ==========         ===========           ==========







   The accompanying notes are an integral part of these financial statements.

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                         NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1995
                                  (UNAUDITED)


1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Registrant, without audit, pursuant to the rules and regulations of the Securities and Exchange Commission. The Registrant's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on form 10-K.

         The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1994.



2.       TAXABLE LOSS

         The Partnership's results of operations on a tax basis are expected to differ from net loss for financial reporting purposes primarily due to the accounting differences generated by using accelerated depreciation methods and uniform Capitalization Rules under I.R.C. Section 263A used for tax purposes.

               MANAGEMENT'S DISCUSSION AND ANALYSIS
          OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS



FINANCIAL CONDITION

Cash and equivalents of approximately $3,336,847 at September 30, 1995 are sufficient to meet the Partnership's working capital and liquidity requirements. See below for discussion on the Mortgages Payable.

RESULTS OF OPERATIONS/VARIATIONS IN INTERIM PERIODS

The principal differences between the results of operations for the third quarter of 1995 and that of 1994 are as follows:


1) A slight decrease in the pounds-solid per box and a slight increase in the price received per pound solid were noted. During 1994 approximately $540,000 was recognized under participation agreements with fruit processors with respect to the previous crop year. During 1995, a final settlement of $62,400 has been recognized under participation agreements for the 1993-1994 crop year.

2)       Harvesting expenses were consistent at $1.94 per box in 1995 and 1994.

3) Cost of fruit sales per box (which consist primarily of inventoried horticultural costs) increased slightly from $3.34 in 1994 to $3.35 in 1995.

4) Interest expense for the nine months ended September 30, 1995 increased as a result of the increase in the prime rate on the first mortgage.

5) Interest income increased due to the increase in cash and cash equivalents.

6) Mortgages payable are due January 31, 1996. Due to the continued weak per pound solid prices for oranges, the partnership believes that a sale or refinancing may not produce adequate proceeds to repay such debts. The Partnership has commenced discussions with the second mortgage lender regarding this issue, but no agreement has been reached to date.

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



                         INDIAN RIVER CITRUS INVESTORS
                              LIMITED PARTNERSHIP
                                 (Registrant)



             By:  Winthrop Agricultural Management, II, Inc.
                                General Partners



                       By:  /s/ Anthony R. Page
                                Anthony R. Page
                            Chief Financial Officer



                       By:  /s/ Richard J. McCready
                              Richard J. McCready
                            Chief Operating Officer




DATED:  November 14, 1995