Form 10-K
period 1995-12-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1996-04-01
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934
                                                            Commission File
For the year ended December 31, 1995                        Number 2-95219
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


         I, III                  The Registrant's Prospectus dated December 16,
                                                     1985

                                     PART I


Item 1. Business.

         Indian River Citrus Investors Limited Partnership (the "Registrant" or the "Partnership") was organized under the Revised Uniform Limited Partnership Act of the Commonwealth of Massachusetts on December 24, 1984 for the purpose of owning and operating a commercial citrus grove located near Stuart, Martin County, Florida. The Registrant was initially capitalized with a contribution of $1,000 from Winthrop Agricultural Management II, Inc. (the "General Partner"), the general partner of the Partnership. The General Partner is a Massachusetts corporation wholly-owned by Winthrop Financial Associates, A Limited Partnership, a Maryland limited partnership ("WFA"). See "Change in Control".

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

         The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. Due to the unpredictable nature of fruit prices which are affected by many factors outside the control of the Registrant such as weather conditions and supply and demand, over the past eight years the Registrant's net cash flow has fluctuated from a low of $509,000 to a high of $4,500,000. During the past five years, including returns anticipated from the 1995 harvest, the Grove has generated average cash flow of under $1,500,000 which is insufficient to service total debt service at maturity. As a result, starting in November 1995, the Partnership entered into discussions with the first mortgage holder, NationsBank of Florida ("Nations") and the second mortgage holder, Caulkins Citrus Company ("Caulkins"), in an attempt to renegotiate the debt. At December 31, 1995, the total debt encumbering the Grove was approximately $22.9 million. Nations granted the Partnership a four month extension on the maturity to enable the Partnership to engage in discussions with Caulkins. After extensive discussions, Caulkins, without notice, terminated negotiations in February 1996 by declaring a default, commencing foreclosure proceedings and obtaining a court order to appoint a receiver to collect revenues and take over control of the Grove.

         On March 4, 1996, the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC-SHF). The General Partner determined to seek to reorganize under the Bankruptcy Act in order to attempt to maximize the value of the Registrant's assets. It is believed that the value of the property may currently be less than the total debt on the property. The Registrant intends to submit its plan of reorganization to the court in the near future. There can be no assurance that the Bankruptcy Court will permit the Registrant to reorganize. Accordingly, if the Registrant is not permitted to reorganize, the Partnership could lose the Grove in a foreclosure proceeding.

     The Registrant sells most of its product pursuant to two agreements with citrus processing plants. Under the terms of these agreements, the Registrant was obligated to sell 100% of its harvested fruit through the 1994-1995 harvest; and 90% of the Grove's harvested fruit through the 1996-1997 harvest. The Registrant is currently negotiating with the current citrus processing plants to renew these contracts. If the Registrant is unable to renew this agreement, any remaining product will attempted to be sold in the open market.

Employees

         The Registrant has no employees. The Grove is managed by a third party management company for a fixed fee of $148,400 per year plus incentive fees. Incentive fees of $64,505, $53,437 and $65,285 were paid for the years ended December 31, 1995, 1994 and 1993 respectively.

Partnership Agreement Amendment

         In August 1995, the Managing General Partner amended Section 12.4 of the Registrant's partnership agreement to clarify and remove any ambiguities pertaining to the requirements for calling and voting at a meeting of Investor Limited Partners, or taking action by written consent of partners in lieu thereof. Such requirements include, among other matters, that any action by written consent may be initiated only by the General Partner or by one or more Investor Limited Partners holding not less than 10% of the outstanding Units.

Change in Control

         On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Halleran and certain other individuals who comprised the senior management of WFA, Arthur J. Halleran, Jr., the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity then owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership (Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P. ("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and the general partnership interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of the General Partner resigned and Londonderry II appointed new officers and directors. See Item 10, "Directors and Executive Officers of Registrant.

Item 2.  Properties.

         The Registrant owns no properties other than the Grove which is described under Item 1 above.

Item 3.  Legal Proceedings.

     The Registrant is not a part, nor are any of its properties subject, to any material pending legal proceedings except for the bankruptcy filing discussed in
Item 1 above.

Item 4.  Submission of Matters to a Vote of Security Holders.

         No matter was submitted to a vote of security holders during the period covered by this report.

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

     (b) Holders. As of March 1, 1996, there were 1,369 holders of record who owned the 15,500 outstanding Units.

         (c) Distributions. No distributions from operations were made during the years ended December 31, 1995, 1994 and 1993. See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations" for a discussion of Registrant's financial ability to make distributions.

Item 6.                    Selected Financial Data.

         The following represents selected financial data for Registrant for the years ended December 31, 1995, 1994, 1993, 1992 and 1991. The data should be read in conjunction with the financial statements included elsewhere herein. This data is not covered by the independent auditors' report.


                                            For the Year Ended December 31,


                              1995                           1994                   1993                  1992                 1991
                                                             ----                   ----                  ----                 ----
Net Fruit Sales               $ 3,701,261             $ 3,749,884           $ 3,793,558            $ 4,300,580          $ 4,439,871

Net Earnings (Loss)            (1,780,419)             (1,284,757)           (2,059,825)             (1,278,743)         (1,107,610)

Net Earnings (Loss)            (1,602,377)             (1,156,281)           (1,853,843)             (1,150,869)         (  996,849)
 allocable to the
 Limited  Partners

Net Earnings (Loss)               (103.38)                 (74.60)              (119.60)                 (74.25)             (64.31)
 allocable to the
 Limited Partners
 per $1,000 Unit

Net Earnings                     (178,042)               (128,476)            (205,982)                (127,874)           (110,761)
(Loss) allocable to
the General Partner

Cash                                  0                         0                  0                      0                 391,414
Distributions
 to Partners

Cash                                  0                         0                  0                      0                   25.00
Distributions
per Limited
Partnership
 $1,000 Unit

Cash                                  0                         0                  0                      0                   3,914
Distribution
 to General
 Partner

Total Assets                   23,269,474              24,156,366            24,179,888             25,307,344           25,844,033

Total                          23,821,215              22,927,688            21,666,453             20,734,084           19,992,030
Liabilities

Partner's                        (551,741)              1,228,678             2,513,435              4,573,260            5,852,003
Capital


Item 7.  Management's Discussion and Analysis of Financial
             Condition and Results of Operations.

Liquidity and Capital Resources

         The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. Due to the unpredictable nature of fruit prices which are affected by many factors outside the control of the Registrant such as weather conditions and supply and demand, over the past eight years the Registrant's net cash flow has fluctuated from a low of $509,000 to a high of $4,500,000. During the past five years, including returns anticipated from the 1995 harvest, the Grove has generated average cash flow of under $1,500,000 which is insufficient to service total debt service at maturity. As a result, starting in November 1995, the Partnership entered into discussions with the first mortgage holder, NationsBank of Florida ("Nations") and the second mortgage holder, Caulkins Citrus Company ("Caulkins"), in an attempt to renegotiate the debt. At December 31, 1995, the total debt encumbering the Grove was approximately $22.9 million. Nations granted the Partnership a four month extension on the maturity to enable the Partnership to engage in discussions with Caulkins. After extensive discussions, Caulkins, without notice, terminated negotiations in February 1996 by declaring a default, commencing foreclosure proceedings and obtaining a court order to appoint a receiver to collect revenues and take over control of the Grove.

         On March 4, 1996, as a result of the pending foreclosure proceeding instituted by Caulkins, the holder of the second mortgage note on the Grove, the Registrant filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC-SHF). See Item 1, "Business." If the Registrant is not permitted to reorganize under the Bankruptcy Act or cannot reach an agreement with the existing lenders, the Registrant could lose the Grove in a foreclosure proceeding. If the Grove was foreclosed upon, the Registrant would be liquidated and dissolved.

         Cash and cash equivalents at December 31, 1995 were $2,676,875, a decrease or $447,753 or 14% compared to $3,124,628 at December 31, 1994. The decrease is a result of a decrease of $435,400 in operating activities and $12,353 in capital expenditures (investing activities). Increases and decreases of cash and cash equivalents from year to year are primarily attributable to the differences in timing of the harvesting of the crop from year to year.

         Accounts receivable at December 31, 1995 of $329,413 increased by $230,311 compared to the December 31, 1994 balance of $99,102. Accounts receivable consist of amounts due for fruit harvested as of December 31st for which the revenue will not be received until after January 1st.

         Inventory (fruit remaining on trees) at December 31, 1995, increased $22,919 as compared to December 31, 1994. Inventory includes a portion of the inventoriable horticultural care and depreciation costs for the calendar year. The other portion of such costs is allocated to cost of sales for fruit harvested in the same year but which were not included in inventory the prior year. The increase in inventory is due to (1) a delayed beginning of the harvesting of the 1994-1995 fruit and (2) an increase in projected fruit of 10%, which gave rise to a lower percentage of the fruit harvested during 1994.

         The Grove has been and continues to be, in comparison to state wide figures, comparatively adversely impacted by the combination of (i) a prolonged bloom; (ii) a March 1993 storm which brought high winds and low temperatures and
(iii) a fungus which leads to a condition called post-bloom fruit drop.

         Strong production levels in Florida and Brazil since the 1991-1992 crop have kept market prices around $1.00 per pound solid, which is close to its historical low. Accordingly, the prices received by the Grove are principally determined by the floor price levels set forth in the Grove's long-term fruit sales contracts.

Results of Operations

         The Registrant has completed its tenth full year of citrus operations at the Grove. Citrus production at the Grove is estimated to be approximately 708,000 boxes for the 1995-1996 crop year, a 4.5% decrease from the 740,000 boxes produced in the 1994-1995 crop year, and a 17% increase from the 1993-1994 production level of 660,000.

         The 5,007,200 pound-solid yield for the 1994-1995 season represents a 11% increase over the 1993-1994 season yield of 4,524,800 pounds solid and a 3% increase over the 1992-1993 season yield of 4,862,800 pounds solid. "Pound solid yield" is the residual sugar content of the fruit, and is the mechanism by which price and revenue is derived. Average price per pound solid of $1.04 received for the 1994-1995 season fruit increased by $.03 and by $.04 compared to the 1993-1994 and 1992-1993 average season prices of $1.01 and $1.00 per pound solid, respectively.

         Seasonal revenues are not comparable to calendar year revenue due to the nature of the Grove's business insofar as the harvesting of a single season's crop is not completed within a single calendar year and due to the timing differences of final settlements. Fruit sales for the year ended December 31, 1995 increase by $19,551 or 0.4% compared to the same period in 1994 and fruit sales declined by $150,114 or 3% compared to the fiscal year ended December 31, 1993. The decrease in the comparisons of calendar year revenues with season revenues is attributable to pricing differences, size of crop and the timing of harvesting. Specifically, approximately 36% of the crop which bloomed in 1993 was picked by the corresponding year-end. The comparable figure for 1994 and 1995 was 23% and 27%, respectively. The decrease in the 1994 revenues was due to the declining price per pound solids received, and the delay in harvesting the 1994-1995 fruit crop.

         Harvesting expenses of $1,351,243 for the year ended December 31, 1995 increased by $68,174 compared to $1,283,069 for the same period in 1994, and decreased by $57,817 compared to $1,409,060 for the year ended December 31, 1993. During 1995, 1994 and 1993 boxes harvested were 704,180, 657,830 and
743,820 respectively or $1.92, $1.95 and 1.89 per box, respectively.

         Cost of fruit sales increased by 2% or $47,555 compared to 1994 and decreased 11% or $295,078 compared to 1993. Cost of sales consists of (1) a portion of the inventoriable horticultural care and depreciation costs for the current calendar year, which is not allocated to inventory (fruit remaining on trees) for the current calendar year and (2) the portion of such inventoriable costs which was allocated to inventory for the prior year. The total production expenditures for a calendar year generally fluctuate only for changes in required horticultural care; accordingly, cost of goods sold is heavily influenced by the portions of current and prior year crops picked during a given reporting period. This accounts for the bulk of the increase in the 1995 costs of good sold.

         Interest expense increased by $400,279 in 1995 as a result of the increase of the principal balance of the Caulkins note and an adjustment made to correct principal and interest in 1994.

         Grove management fees for the years ended 1995, 1994, and 1993 were $212,905, $201,837, and $213,685 respectively. The fees are made up of a base management fee and an incentive management fee of a specified percentage of available cash flow, as defined.

         Real estate taxes for 1995, 1994 and 1993 were $68,129, $56,071 and $133,950, respectively. The 1994 decrease was the result of a change in the methods and rates of assessing the value of the property. Real Estate taxes for citrus groves are being calculated based upon a state wide averaging formula that pools values and yields across the state.

Item 8.  Financial Statements and Supplementary Data.

                INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                           FINANCIAL STATEMENTS INDEX

                              FINANCIAL STATEMENTS


Independent Auditors' Report

Balance Sheets as of December 31, 1995 and 1994

Statements of Operations for the years ended
  December 31, 1995, 1994 and 1993

Statements of Partners' Capital (Deficiency) for years ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended
  December 31, 1995, 1994 and 1993

Notes to Financial Statements


INDEPENDENT AUDITORS' REPORT


To the Partners of Indian River Citrus Investors
   Limited Partnership (Debtor-in-Possession)


We have audited the accompanying balance sheets of Indian River Citrus Investors Limited Partnership (a Massachusetts limited partnership) (Debtor-in-Possession), as of December 31, 1995 and 1994, and the related statements of operations, partners' capital (deficiency) and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership at December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995, in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to partner accounts, the effect of any changers that may be made in the capitalization of the Partnership; or (d) as to operations, the effect of any changes that may be made in its business. The outcome of these matters is not presently determinable.

The accompanying financial statements have been prepared assuming that the Partnership will continue as a going concern. As discussed in Note 1, the Partnership's recurring losses from operations, negative working capital, and partner capital deficiency raise substantial doubt about its ability to continue as a going concern. Management's plans concerning these matters are also discussed in Note 1. The financial statements do not include adjustments that might result from the outcome of the uncertainties referred to herein and in the preceding paragraph.

/s/Deloitte & Touche LLP

March 18, 1996

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                           DECEMBER 31, 1995 AND 1994

                                     ASSETS



                                                                               1995                      1994
                                                                           -----------               --------


Current Assets:
    Cash and cash equivalents (Note 2)................................      $ 2,676,875                $ 3,124,628
    Accounts receivable (Note 3)......................................          329,413                     99,102
    Inventory (Note 2)................................................        1,792,035                  1,769,116
    Other assets......................................................           64,660                     48,757
                                                                            -----------                -----------
    Total current assets..............................................      $ 4,862,983                $ 5,041,603

Property, net (Notes 2 and 4).........................................       18,401,799                 19,064,407

Deferred financing costs (Note 5)....................................             4,692                     50,356
                                                                            -----------                -----------
                                                                            $23,269,474                $24,156,366
                                                                            ===========                ===========



                 LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Current Liabilities:
    Notes payable (Note 6)............................................     $ 22,869,735               $ 21,616,860
    Accrued interest..................................................          767,970                  1,186,622
    Other accrued liabilities (including accrued
         liabilities to related parties totaling $61,793
         in 1995 and 1994.............................................          183,510                    124,206
                                                                            -----------                -----------
    Total current liabilities.........................................       23,821,215                 22,927,688
                                                                            -----------                -----------



Partners' Capital (Deficiency): (Note 1)
    Limited Partners, $1,000 stated value per
         Unit; 15,500 Units authorized, issued
         and outstanding in 1995 and 1994.............................          654,038                  2,256,415
    General partner...................................................       (1,205,779)                (1,027,737)
                                                                           ------------                 -----------
    Total partners' capital (deficiency)..............................         (551,741)                 1,228,678
                                                                           ------------                -----------
                                                                             $ 23,269,474              $24,156,366
                                                                             ============              ===========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




                                                                       1995                       1994                      1993
                                                                       ----                       ----                      ----



Fruit Sales:
         Fruit sales (Notes 2 and 10)........................        $ 5,052,504            $  5,032,953                $  5,202,618
         Less harvesting expenses.............................         1,351,243               1,283,069                   1,409,060
                                                                     -----------            ------------                ------------
         Net fruit sales......................................         3,701,261               3,749,884                   3,793,558

Cost of fruit sales (Note 2).................................          2,272,638               2,225,083                   2,567,716
                                                                     -----------            ------------                ------------

Operating margin..............................................         1,428,623               1,524,801                   1,225,842
                                                                     -----------            ------------                ------------

Interest income..............................................            158,095                 116,190                      70,009

Expenses:
         Interest expense.....................................         2,614,444               2,214,165                   2,500,315
         Grove management fees (Note 9)......................            212,905                 201,837                     213,685
         Partnership management fees (Note 8).................           336,140                 336,140                     334,204
         Real estate taxes....................................            68,129                  56,071                     133,950
         Amortization (Notes 5)...............................            45,665                  45,665                      96,690
         General and administrative...........................            80,381                  62,397                      67,359
         Depreciation (Notes 2 and 4).........................             9,473                   9,473                       9,473
                                                                    ------------             -----------                 -----------
         Total................................................         3,367,137               2,925,748                   3,355,676

Net loss (Note 11)............................................      $(1,780,419)             $(1,284,757)               $(2,059,825)
                                                                    ============             ===========                ===========
Net loss allocated to General Partner.........................      $  (178,042)             $  (128,476)               $  (205,982)
                                                                    ============             ===========                ===========

Net loss allocated to Limited Partners........................      $(1,602,377)             $(1,156,281)               $(1,853,843)
                                                                    ============             ===========                ===========

Net loss per Unit of Limited Partnership .....................
         Interest (Note 7)....................................      $   (103.38)             $    (74.60)               $   (119.60)
                                                                    ============             ===========                ===========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                  STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



                                                       Units of                                  General Total
                                                       Limited              Limited              Partners'         Partners'
                                                       Partnership          Partners'            Capital Capital
                                                       Interest             Capital              (Deficiency)      (Deficiency)



Balance, December 31, 1992                   15,500             $ 5,266,539            $  (693,279)           $4,573,260
                                             --------           -----------            -----------            ----------

Net loss                                                         (1,853,843)              (205,982)           (2,059,825)
                                             -----------        -----------            -----------            ----------
Balance, December 31, 1993                   15,500               3,412,696               (899,261)            2,513,435
                                             --------           -----------            -----------            ----------

Net loss                                                         (1,156,281)              (128,476)           (1,284,757)
                                             -----------        -----------            -----------            ----------
Balance, December 31, 1994                   15,500               2,256,415             (1,027,737)            1,228,678
                                             --------           -----------            -----------            ----------

Net loss                                                            (1,602,377)           (178,042)           (1,780,419)
                                             -----------           -----------         -----------            ----------
Balance, December 31, 1995                   15,500             $   654,038            $(1,205,779)           $ (551,741)
                                             ========           ===========            ===========            ==========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


                                                                       1995                       1994                      1993
                                                                       ----                       ----                      ----

Cash flow provided by (used in) operating activities:

    Cash received from customers..............................       $4,822,193               $5,237,764                 $5,802,940
    Cash paid to suppliers....................................       (3,643,410)              (3,772,413)               (4,029,905)
    Interest received.........................................          166,038                  109,250                     75,136

    Interest paid.............................................       (1,780,221)                (914,510)               (1,468,337)
                                                                    -----------              -----------               -----------
    Net cash provided by (used in) operating activities.......         (435,400)                 660,091                  (340,166)
                                                                    -----------              -----------               -----------

Cash flow used in investing activities:
    Capital expenditures......................................          (12,353)                 (11,144)                 (106,473)
                                                                   ------------               ----------               -----------
    Net cash used in investing activities.....................          (12,353)                 (11,144)                 (106,473)
                                                                   ------------               ----------               -----------

Cash flow used in financing activities:
    Proceeds from mortgage refinancing........................            -                         -                     8,000,000
    Paydown on first mortgage.................................            -                         -                   (8,000,000)
    Deferred mortgage costs...................................            -                         -                       (90,932)
                                                                    -----------               -----------                -----------
    Net cash used in financing activities.....................            -                         -                       (90,932)
                                                                    -----------               -----------                -----------

Net increase (decrease) in cash and cash
    equivalents...............................................         (447,753)                 648,947                  (537,571)

Cash and cash equivalents, beginning..........................        3,124,628                2,475,681                  3,013,252
                                                                    -----------               ----------                -----------
Cash and cash equivalents, ending.............................      $ 2,676,875               $3,124,628                $ 2,475,681
                                                                    ===========               ==========                ===========
Reconciliation  of  net  loss  to net  cash  provided  by  (used  in)  operating activities:
Net loss......................................................      $(1,780,419)             $(1,284,757)              $(2,059,825)
Adjustments to reconcile net loss to net cash
    provided by (used in) operating activities:
         Depreciation and amortization........................            55,138                  55,138                    106,163
         Decrease (increase) in:
              Accounts receivable.............................         (230,311)                 198,544                  (119,678)
              Inventory.......................................          (22,919)                (202,559)                   120,067
              Other assets....................................          (15,904)                 (31,699)                     46,170
         Increase (decrease) in:
              Accrued interest................................         (418,652)                 748,434                   (241,760)
              Other liabilities...............................           59,304                  (38,420)                   (99,610)
         Depreciation capitalized to inventory................          665,488                  664,189                    634,568
         Accrued interest on refinanced
              notes payable...................................        1,252,875                  551,221                  1,273,739
                                                                    -----------              -----------                -----------

Net cash provided by (used in) operating activities...........      $  (435,400)             $   660,091               $  (340,166)
                                                                    ===========              ===========               ===========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993

1.        ORGANIZATION AND BANKRUPTCY

          Indian River Citrus Investors Limited Partnership (Debtor-in-possession) (the "Partnership") was organized in December 1984 under the Uniform Limited Partnership Act of the Commonwealth of Massachusetts to acquire from Caulkins Citrus Company, Limited approximately 3,150 gross acres of land located in Martin County, Florida, and to operate a commercial citrus grove (the "Grove") for the production of oranges. The Partnership will terminate on December 31, 2010, or sooner, in accordance with the terms of the Limited Partnership Agreement (the "Agreement"), as amended November 13, 1985.

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

          The two mortgages encumbering the property were scheduled to mature on January 31, 1996. The holder of the first mortgage, NationsBank, granted the Partnership a four month extension on the maturity to enable the Partnership to negotiate with the second mortgage holder, Caulkins Citrus Company (Caulkins). In February, Caulkins broke off negotiations and commenced foreclosure proceedings, obtaining a court order to appoint a receiver to collect revenues and take control of the Grove.

          On March 4, 1996, the Partnership filed a voluntary petition in the Circuit Court of the 19th Circuit in and for Martin County, Florida seeking to reorganize the Grove under Chapter 11 of the Bankruptcy Code. Management's objective is to have the Court ratify a plan providing for loan extensions from the current lenders in order to preserve the Partnership's interest in the Grove.

          The financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all consequences of the ongoing Chapter 11 reorganization case. As shown in the financial statements during the year ended December 31, 1995, the Partnership incurred a net loss of approximately $1,780,000, and the Partnership's current liabilities exceeded its current assets by approximately $18,958,000. These factors, among others, indicate the Partnership may be unable to continue as a going concern.

          The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Due to the timing of these events, the continued operations of the Grove cannot be determined. The financial statements contained herein may not be indicative of the results of future operations or financial position.

2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

          Fruit Sales - Fruit sales are recognized when fruit is delivered to processors. Sales are comprised of advances received for fruit delivered during the fruit season and the receipt of any final settlements, 90% of which are received by December 31 of the year in which harvesting is completed.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993




2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Inventory - Inventory consists of fruit remaining on the trees at December 31, 1995 and 1994. Inventory is valued at the lower of cost or market. Inventory cost includes caretaking costs and inventoriable depreciation at December 31, 1995 and 1994, which are both allocated between fruit harvested and fruit remaining on the trees. Market value was determined by utilizing crop estimates, specified minimum contract prices, and quoted market prices reported by the Florida Citrus Processor's Association.

          Property - The Partnership provides for deprecation on the grove and improvements, the building and the trucks using the straight-line method over estimated useful lives of 30 years, 10 years and 5 years, respectively. Depreciation expense of $9,473 was recognized on the building during each of the three years ended December 31, 1995. Depreciation of the grove and improvements and trucks is included in inventory and ultimately charged to cost of fruit sales as the fruit is harvested and sold. Depreciation of $665,488 and $664,189 was included in inventory for the years ended December 31, 1995 and 1994, respectively.

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

          Statement of Cash Flow - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents are in excess of federal deposit insurance coverage at December 31, 1995 and 1994.

          Financial Instruments - The estimated fair values of the financial instruments held by the Partnership have been determined using market information. Due to the short - term nature of the financial instruments, the carrying amounts of the items are considered to be a reasonable estimate of their fair value. Such values do not consider the possible impact of the bankruptcy filing (see Note 1).

          Concentration of Credit Risk - Financial instruments which potentially expose the Partnership to concentration of credit risk consist primarily of temporary cash investments. The Partnership's policy is to place temporary cash investments with high credit quality financial institutions. The Partnership's cash investments consist of bank deposits and money market funds.

          Estimates - The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of the revenues and expenses during the reporting period. Actual results could differ from those estimates.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993





2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

          Recently Issued Accounting Standards-In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. Management is presently unable to determine if the adoption of FAS 121 will have a material impact on the Partnership.

3.        ACCOUNTS RECEIVABLE

          Accounts receivable consist of amounts due for fruit harvested and are carried at net realizable value. Net realizable value was calculated based on the fruit delivered utilizing spot and contract market prices published by the Florida Citrus Processor's Association per the terms of the fruit purchase agreements. As of December 31, 1995 and 1994, there was no provision for doubtful accounts.

4.        PROPERTY

          At December 31, property consists of the following:
                                                                                 1995                      1994
                                                                             -----------               --------
          Land................................................               $ 5,225,071               $ 5,225,071
          Grove and improvements..............................                19,119,148                19,106,795
          Building............................................                    94,732                    94,732
          Trucks..............................................                    30,979                    30,979
                                                                             -----------               -----------
          Total...............................................                24,469,930                24,457,577
          Less accumulated depreciation.......................                (6,068,131)               (5,393,170)
                                                                             -----------               -----------
          Property - net......................................               $18,401,799               $19,064,407
                                                                             ===========               ===========



5.        DEFERRED FINANCING COSTS

          Deferred financing costs consist of costs associated with obtaining financing and are amortized on a straight-line basis over the lives of the related debt. As a result of the refinancing further discussed in
          Note 6, deferred mortgage costs totalling $198,507 along with associated accumulated amortization of $143,919 were written off when the related mortgage was paid down. Costs of $90,932 related to obtaining the new financing were capitalized in 1993 and will be amortized over the life of the new mortgage. Deferred financing costs at December 31, 1995 and 1994 are net of accumulated amortization of $224,347 and $178,682, respectively. Amortization of deferred financing costs of $45,665, $45,665 and $96,690 has been recognized in the accompanying financial statements for the years ended December 31, 1995, 1994 and 1993, respectively.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


6.        NOTES PAYABLE

          Notes payable of the Partnership at December 31, 1995 and 1994 were as follows:

                                                                                  1995                      1994
                                                                              -----------               --------
               Note  payable to  Nationsbank  of Florida  dated April 12,  1993.
               Interest  paid  monthly at the bank's prime rate less 1% (ranging from 5% to 8%) until January 31, 1996. Principal and accrued interest thereon are due in full on January 31, 1996.
               These notes are collateralized by a first mortgage on the
               Grove property and $2,000,000 is guaranteed by
               the General Partner............................                 $8,000,000                $8,000,000

               Purchase  money second  mortgage  note payable at 10% to Caulkins
               Citrus Company,  Limited dated December 31, 1985. Annual payments due beginning  January 31, 1987,  based on the lesser of $500,000 for each of the first  three  years  ($1,000,000  for each of the next four years) or available cash flow, as defined.  Any accrued but unpaid  interest for any year will be added to the  principal balance  as of the  annual  date.  At no  time  shall  the  total principal  exceed  $17,500,000.  Principal  and accrued  interest thereon are due in full on or before January 31, 1996.  This note is collateralized by a second mortgage on the
               grove property (see Note 1)....................                14,909,826                 14,138,049

          Less discount on the purchase money second mortgage note adjusting the stated interest rate to 14.5% (estimated fair market rate on
               the date of the note)..........................                   (40,091)                 (521,189)
                                                                            ------------              ------------

          Notes payable.......................................              $ 22,869,735              $ 21,616,860
                                                                            ============              ============


          The discount on the purchase money second mortgage note was calculated based on the projected principal balance assuming payments based on the Partnership's projected cash flow, as defined.

          The amortized discount approximates the effective interest rate method. The borrower's incremental borrowing rate used to discount the projected note payments was that assumed for similar debt as of the date of issuance (i.e. 14.5%).

7.        NET LOSS PER UNIT

          Net loss per unit of Limited Partnership interest in computed based on 15,500 units outstanding at December 31, 1995, 1994 and 1993.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993


8.        RELATED PARTY TRANSACTIONS

          The General Partner receives an annual management fee of $200,000. Accordingly, partnership management fees of $200,000 were expensed for each of the three years in the period ended December 31, 1995.

          First Winthrop Corporation ("First Winthrop") receives $100,000 each year, adjusted by the annual consumer price index, for accounting, clerical and administrative services provided to the Partnership. During the years ended December 31, 1995, 1994 and 1993, such fees in the amount of $136,140, $136,140, and $134,204, respectively, were expensed.

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

          Grove management fees of $212,905, $201,837 and $213,685 were expensed for the years ended December 31, 1995, 1994 and 1993, respectively.


10.       SIGNIFICANT CUSTOMERS

          The Partnership sells most of its fruit under two fruit sales agreements with citrus processing plants. Under the terms of the first agreement, the Partnership was obligated to deliver and sell to this processing plant at least 80% of the Grove's harvested fruit for the 1987 through 1991 harvests and 10% of the Grove's harvested fruit thereafter through the 1994-1995 harvest. For the years ended December 31, 1995, 1994 and 1993, 12%, 13% and 11%, respectively, of the
          Partnership's fruit sales were recognized under this agreement.

          The Partnership entered into another fruit sales agreement under which it was obligated to deliver and sell 90% of the fruit not committed under the agreement described in the paragraph above for the 1987 through 1990 harvests and 90% of the Grove's harvested fruit thereafter through the 1996-1997 harvest. This agreement provides for a variable minimum sales price, but not less than $1.00 per pound solid, through the 1996-1997 harvest. For the years ended December 31, 1995, 1994 and 1993, 88%, 87% and 89% of the Partnership's fruit sales were recognized under this agreement, respectively.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE YEARS ENDED DECEMBER 31, 1995, 1994 AND 1993



11.       TAXABLE LOSS

          The Partnership's  taxable loss for the years ended December 31, 1995,
          1994 and 1993 was calculated as follows:
                                                                                  1995           1994             1993

          Net loss per accompanying statements
            of operations.........................................           $(1,780,419)     $(1,284,757)      $(2,059,825)
          Tax depreciation less than (in excess of)
            that used for financial reporting
            purposes..............................................               (69,996)        (128,782)          259,330
          Reversal of prior year I.R.C. Section 263A costs
            in excess of (less than) amount capitalized to
            inventory for tax purposes but not for financial
            reporting purposes, and other items affecting
            operating margin......................................              (444,202)         175,278           207,532
          Portfolio income directly allocated to partners.........              (158,095)        (116,190)          (70,009)
          Imputed interest expense not recorded for tax
            purposes..............................................               502,559          443,310           357,944
          Current year costs capitalized under I.R.C. Section
            263A in excess of (less than) amount capitalized
            for financial reporting purposes......................               215,894          261,708            45,962
                                                                             -----------    -------------       -----------
          Taxable loss............................................           $(1,734,259)      $ (649,433)      $(1,259,066)

Item 9.  Changes In and Disagreements on Accounting and Financial
             Disclosure.  None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant.

       (a) and (b) Identification of Directors and Executive Officers. Registrant has no officers or directors. The Managing General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effecting its business. As of March 1, 1996, the names of the directors and executive officers of the Managing General Partner and the position held by each of them, are as follows:


                                                        Has Served as
                             Position Held with the     a Director or
  Name and Age               Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Ronald Kravit                Director                     7-95

W. Edward Scheetz            Director                     7-95

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     1-96
                             and Clerk

Anthony R. Page              Chief Financial Officer      8-95
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

        Each director and officer of the Managing General Partner will hold office until the next annual meeting of the stockholders of the Managing General Partner and until his successor is elected and qualified.

       (c)    Identification of Certain Significant Employees.   None.

       (d)    Family Relationships.   None.

     (e) Business Experience. The Managing General Partner was incorporated in Massachusetts in October 1978. The background and experience of the executive officers and directors of the Managing General Partner, described above in Items 10(a) and (b), are as follows:

     Michael L. Ashner, age 44, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National

Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Ronald Kravit, age 39, has been a Director of WFA since July 1995. Mr. Kravit has been associated with Apollo since August 1995. From October 1993 to August 1995, Mr. Kravit was a Senior Vice President with G. Soros Realty Advisors/Reichman International. Mr. Kravit was a Vice President and Chief Financial Officer of MAXXAM Property Company from July 1991 to October 1993.

         W. Edward Scheetz, age 31, has been a Director of WFA since July 1995. Mr. Scheetz was a director of NPI from October 1994 until January 1996. Since May 1993, Mr. Scheetz has been a limited partner of Apollo Real Estate Advisors, L.P. ("Apollo"), the managing general partner of Apollo Real Estate Investment Fund, L.P., a private investment fund. Mr. Scheetz has also served as a Director of Roland International, Inc., a real estate investment company since January 1994, and as a Director of Capital Apartment Properties, Inc., a multi-family residential real estate investment trust, since January 1994. From 1989 to May 1993, Mr. Scheetz was a principal of Trammel Crow Ventures, a national real estate investment firm.

     Richard J. McCready, age 37, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

            Jeffrey Furber, age 36 has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

     Anthony R. Page, age 32, has been the Chief Financial Officer for WFA since August 1995. From July, 1994 to August 1995, Mr. Page was a Vice President with Victor Capital Group, L.P. and from 1990 to July 1994, Mr. Page was a Managing Director with Principal Venture Group. Victor Capital and Principal Venture are investment banks emphasizing in real estate securities, mergers and acquisitions.

     Peter Braverman, age 44, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

Item 11.  Executive Compensation.

         The Partnership is not required to and did not pay any compensation to the officers or directors of the Managing General Partner. The Managing General Partner does not presently pay any compensation to any of its officers or directors.

Item 12.  Security Ownership of Certain Beneficial Owners and
                  Management.

         (a) Security ownership of certain beneficial owners. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1996.
 Under the Amended and Restated Agreement of Limited Partnership of the Registrant (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Under the Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partner.

         (b) Security ownership of management. As of March 1, 1996, the directors and executive officers of the General Partner do not own any Units of limited partnerships in the Partnership.

         (c) Changes in control. There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant other than as follows.

         In connection with its acquisition of control of Linnaeus, Londonderry II issued NACC a $22 million non-recourse purchase money note due 1998 (the "Purchase Money Note"), as set forth in a loan agreement, dated as of July 14, 1995, by and between NACC and Londonderry II. Initial security for the Purchase Money Note includes, among other things, the partnership interests in W.L. Realty acquired by Londonderry II and the W.L. Realty partnership interest in Linnaeus. Accordingly, if Londonderry II does not satisfy its obligations under the Purchase Money Note, NACC would have the right to foreclose upon this security and, as result, would gain control of the Registrant.

Item 13.  Certain Relationships and Related Transactions.

         The General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, or loss and expense reimbursements from the Partnership.

         The General Partner receives and annual management fee of $200,000. In addition, First Winthrop Corporation, an affiliate of the General Partner, receives $100,00 each year, as adjusted by the annual consumer price index, for accounting, clerical and administrative services provided to the Registrant. During the years ended December 31, 1995, 1994 and 1993, such fees in the amount of $136,140, $136,140 and $134,204, respectively, were expensed.

                                                      PART IV

Item 14.  Exhibits, Financial Statement Schedules, and Reports on
                  Form 8-K.

(a)(1)(2)         Financial Statements and Financial Statement Schedules:

                  See Item 8 of this Form 10-K for Financial Statements of the Partnership and Notes thereto. (A Table of Contents to Financial Statements is included in Item 8 and incorporated herein by reference.)

                (a) (3)   Exhibits:

The Exhibits listed on the accompanying Index to

                  Exhibits  are  filed  as  part  of  this  Annual   Report  and
                  incorporated in this Annual Report as set forth in said Index.

(b)  Reports on Form 8-K - None

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

                                            INDIAN RIVER CITRUS INVESTORS
                                            LIMITED PARTNERSHIP

                                            By:      WINTHROP AGRICULTURAL
                                                     MANAGEMENT II, INC.,
                                                     General Partner

                                                By: /s/ Michael L. Ashner
                                                        Michael Ashner
                                                        Chief Executive Officer

                                                        Date: March 27, 1996

            Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature/Name         Title                    Date

/s/ Michael Ashner     Chief Executive          March 27, 1996
- ------------------
Michael Ashner         Officer and Director


/s/ Ronald Kravit      Director                 March 27, 1996
Ronald Kravit


/s/ Anthony R. Page    Chief Financial Officer  March 27, 1996
Anthony R. Page

                                                 INDEX TO EXHIBITS

Exhibit No.       Title of Document                         Page

3, 4   Agreement and Certificate of Limited
       Partnership, as amended to date                        (1)

3A     Amendment to Amended and Restated Agreement
       of Limited Partnership dated August 22, 1995           (2)

10A    Long-Term Fruit Purchase(Orange)
       Agreement Tropicana Products, Inc., Indian
       River Citrus Investors Limited Partnership             (3)

10B    Property Management Agreement between
       Bariston Management, Inc. and Indian River
       Citrus Investors Limited Partnership,
       dated August 27, 1987, as amended                      (3)

10C    Purchase and Sale Agreement dated as of
       December 28, 1984 by and between Registrant
       and Caulkins Citrus Company Limited (including,
       as exhibits thereto, the forms of Temporary
       Harvesting Easement, Caulkins Second Mortgage Note,
       Grove Management Agreement, Fruit Purchase
       Agreement and Indemnity Agreement) filed
       January 9, 1985                                        (3)


       First Amendment to Purchase and Sale Agreement
       dated as of November 1, 1985 by and between
       Registrant and Caulkins Citrus Company Limited
       (including as exhibits thereto the forms of
       Caulkins Second Mortgage Note, Grove Management
       Agreement and Fruit Purchase Agreement) filed
       November 14, 1985                                      (4)

10D    Securities Indemnity Agreement dated as of
       December 18, 1984 by and among Caulkins Citrus
       Company Limited, the Registrant, Winthrop
       Agricultural Management II, Inc. and First Winthrop
       Corporation filed January 9, 1985                      (1)

10E.1 Management Agreement dated as of December 28, 1984 by and between the Registrant and Winthrop Agricultural Management II, Inc.
       filed January 9, 1985                                  (3)

10E.2  Amendment to Management Agreement dated as
       of November 13, 1985 by and between Registrant
       and Winthrop Agricultural Management II, Inc.
       filed November 14, 1985                                (4)

10F Incentive Asset Management Agreement dated as of December 12, 1985 by and between the Registrant and Winthrop Financial Associates,
       A Limited Partnership, filed December 12, 1985         (4)

10G    Accounting Services Agreement dated as of
       April 2, 1985 by and between the Registrant
       and First Winthrop Corporation filed April 8, 1985     (4)

       Amendment of Accounting Services Agreement
       dated as of November 13, 1985 by and between
       the Registrant and Winthrop Agricultural
       Management II, Inc. filed November 14, 1985            (4)

10H    Form of Promissory Note and Assignment of
       Registrant filed April 8, 1985                         (4)

10I    Form of Assumption Agreement by the General
       Partner of Registrant filed November 14, 1985          (4)

10J    Fruit Participation Contract dated April 17,
       1990 by and between Caulkins Indiantown
       Citrus Company and the Partnership                     (4)

10K    Grove Management Agreement dated as of
            April 1, 1993 between the Registrant and
            AgriManagement, Incorporated
         (5)

10L Termination Agreement dated as of March 31, 1993 terminating (i) the Management Agreement dated as of April 15, 1986 between the General Partner and Bariston Associates, Inc.;
       (ii) the Incentive Asset Management Agreement dated as of April 15, 1986 between WFA and Bariston Associates, Inc.; and (iii) the Accounting Services Agreement dated as of April 15, 1986 between First Winthrop Corporation and Bariston Associates, Inc. (6)

10M    Amended and Restated Consulting Agreement
       dated as of March 31, 1993                             (6)

25     Power of Attorney filed January 9, 1985                (4)

99B    Agricultural Engineering Evaluation of Caulkins
       Citrus Company Grove dated January 25, 1985
       prepared by Kenneth A. Harris, P.E. filed
       April 18, 1985                                         (4)

       Supplemental letter dated November 8, 1985 from
       Kenneth A. Harris, P.E. filed November 14, 1985        (4)

99C Horticultural Evaluation of Caulkins Citrus Company Grove dated December 10, 1984 and Update of the Horticultural Evaluation dated March 12, 1985 filed April 18, 1985 (4)

99D    Summary of Horticultural Evaluation of Caulkins
       Citrus Company Grove Supplemental dated Novem-
       ber 12, 1985 from John R. King, Ph.D. (included
       as Exhibit C of Prospectus)                            (4)

- -----------------

(1) Incorporated herein by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1985.

(2) Incorporated by reference to the Registrant's Current Report on Form 8-K filed with Securities and Exchange on September 6, 1995.

(3) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1987.

(4) Incorporated by reference to the Registrant's Registration Statement on Form S-1, as amended, File No. 2-95219.

(5) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1990.

(6) Incorporated by reference to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1993.