Form 10QSB
period 1996-03-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1996-05-15
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended March 31, 1996     Commission File Number 2-95219



                INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
       (Exact name of small business issuer as specified in its charter)



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

                                    YES X      NO



                         PART I - FINANCIAL INFORMATION

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                             STATEMENT OF OPERATIONS
                              (UNAUDITED) (NOTE 1)

                                                                                                  THREE MONTHS ENDED
                                                                                                       MARCH 31,
                                                                                          1996                               1995
                                                                                        --------                             ----

Fruit Sales                                                                          $  707,598                           $ 714,549
         Less - Harvesting expenses                                                     155,541                             226,070
                                                                                     ----------                          ----------
             Net Fruit Sales                                                            552,057                             488,479


         Cost of Fruit Sales                                                            257,840                             398,460
                                                                                     ----------                          ----------
             Operating Margin                                                           294,217                              90,019

Other Revenues:
         Interest income                                                                 28,919                              22,396

Other Expenses:
         Interest expense                                                               697,113                             644,657
         Grove management fees                                                           51,557                              51,483
         Partnership management fees                                                     84,000                              75,000
         Real estate taxes                                                               16,100                              14,700
         Amortization                                                                     4,692                              11,416
         Building depreciation                                                             -                                  2,368
         General Administrative                                                          53,291                              18,105
                                                                                     ----------                          ----------
                                                                                        906,753                             817,729
                                                                                     ----------                          ----------
Net Loss                                                                             $ (583,617)                         $ (705,314)
                                                                                     ==========                          ==========
Net Loss allocated to General Partner                                                $  (58,362)                         $  (70,531)
                                                                                      ==========                         ==========
Net Loss allocated to Limited Partners                                               $ (525,255)                        $ (634,783)
                                                                                      ==========                         ==========

Net Loss per Unit of Limited
         Partnership Interest                                                        $   (33.89)                         $   (40.95)
                                                                                     ==========                          ==========




   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                     ASSETS
                                    (NOTE 1)




                                                                          March 31,                  December 31,
                                                                            1996                         1995
                                                                        (Unaudited)                    (Audited)


Current Assets:
    Cash and cash equivalents.........................................     $ 2,977,366               $ 2,676,875
    Accounts receivable...............................................         365,383                   329,413
    Inventory.........................................................       1,868,608                 1,792,035
    Other assets......................................................          44,006                    64,660
                                                                           -----------               -----------
                                                ...........                $ 5,255,363               $ 4,862,983
Property, net.........................................................      18,234,094                18,401,799
Deferred financing costs.............................................            -                         4,692
                                                                           -----------               -----------
                                                     ......                $24,489,457               $23,269,474
                                                                           ===========               ===========


                                                      LIABILITIES AND PARTNERS' DEFICIT

Current Liabilities:
    Notes payable ....................................................     $22,869,735               $22,869,735
    Accrued interest..................................................       1,315,528                   767,970
    Other liabilities.................................................         439,552                   183,510
                                                                           -----------               -----------
                                                                            24,624,815                23,821,215

Partners' Deficit:
    Limited Partners, $1,000 stated value per
       Unit; 15,500 Units authorized, issued
       and outstanding................................................         128,783                   654,038
    General Partner...................................................      (1,264,141)               (1,205,779)
                                                                           -----------               -----------
                                                                            (1,135,358)                 (551,741)
                                                                           -----------               -----------
                                                                           $23,489,457               $23,269,474
                                                                           ===========               ===========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (NOTE 1)



                                                                              THREE MONTHS ENDED
                                                                                  MARCH 31,
                                                                              -------------
                                                                             1996                      1995
                                                                           --------                  ------

Cash Flows From Operating Activities:
    Cash received from customers......................................     $   673,758               $   526,535
    Cash paid to suppliers............................................        (252,630)                 (521,625)
    Interest received.................................................          28,919                    22,392
    Interest paid.....................................................        (149,556)               (1,300,277)
                                                                           -----------               -----------
    Net cash provided by (used in)
         operating activities.........................................         300,491                (1,272,975)
                                                                           -----------               -----------

Cash Flows From Investing Activities:
    Capital expenditures..............................................           -                       (11,653)
                                                                           -----------               -----------
    Net cash used in investing activities.............................           -                       (11,653)
                                                                           -----------               -----------

Net Increase (Decrease) in Cash and Cash
    Equivalents.......................................................         300,491                (1,284,628)
                                                                           -----------               -----------

Cash and Cash Equivalents at Beginning
    of Period.........................................................       2,676,875                 3,124,628
                                                                           -----------               -----------

Cash and Cash Equivalents at End of Period............................     $ 2,977,366               $ 1,840,000
                                                                           ===========               ===========

   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                              (UNAUDITED) (NOTE 1)



Reconciliation of net loss to net cash provided by operating activities:


                                                                              THREE MONTHS ENDED
                                                                                    MARCH 31,
                                                                              ---------------
                                                                             1996                      1995
                                                                           --------                  ------



Net (Loss) Income                                                          $  (583,617)              $  (705,314)
Adjustments to Reconcile
    Net Loss to Net Cash Provided
    (Used) By Operating Activities:
         Depreciation and amortization................................           4,692                    13,784
         Decrease (Increase) in:
              Accounts Receivable.....................................         (35,970)                 (181,946)
              Inventory...............................................         (76,573)                 (193,665)
              Other Assets............................................          20,654                     5,253

         Increase (Decrease) in:
              Accrued Interest........................................         547,558                  (655,620)
              Other Liabilities.......................................         256,042                   277,887
         Depreciation capitalized to inventory........................         167,705                   166,646
                                                                           -----------               -----------
Net Cash Provided by Operating Activities.............................     $   300,491               $(1,272,975)
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

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
               STATEMENT OF CHANGES IN PARTNERS' CAPITAL (DEFICIT)
               FOR THE THREE MONTHS ENDED MARCH 31, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)




                                                    Limited           Partners            General
                                                      Units            Capital            Partner                Total



Balance, December 31, 1995                           15,500         $  654,038         $(1,205,779)          $ (551,741)
Net Loss                                                              (525,255)            (58,362)            (583,617)
                                                 ----------             ----------         -----------           ----------
Balance, March 31, 1996                              15,500            128,783         $(1,264,141)          (1,135,358)
                                                 ==========         ==========         ===========           ==========





Balance, December 31, 1994                           15,500         $2,256,415        $ (1,027,737)          $1,228,678
Net Loss                                                              (634,783)            (70,531)            (705,314)
                                                 ----------         ----------         -----------           ----------
Balance, March 31, 1995                              15,500         $1,621,632        $ (1,098,268)          $  523,364
                                                 ==========         ==========        ============           ==========



     Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The Registrant's only business is owning and operating a commercial citrus grove consisting of approximately 3,150 acres of land and related improvements and equipment located near Stuart, Martin County, Florida (the "Grove"). The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. Due to the unpredictable nature of fruit prices which are affected by many factors outside the control of the Registrant such as weather conditions and supply and demand, over the past eight years the Registrant's net cash flow has fluctuated from a low of $509,000 to a high of $4,500,000. During the past five years, including returns anticipated from the 1995 harvest, the Grove has generated average cash flow of under $1,500,000 which is insufficient to service total debt service at maturity. As a result, starting in November 1995, the Partnership entered into discussions with the first mortgage holder, NationsBank of Florida ("Nations") and the second mortgage holder, Caulkins Citrus Company ("Caulkins"), in an attempt to renegotiate the debt. At December 31, 1995, the total debt encumbering the Grove was approximately $22.9 million. Nations granted the Partnership a four month extension on the maturity to enable the Partnership to engage in discussions with Caulkins. After extensive discussions, Caulkins, without notice, terminated negotiations in February 1996 by declaring a default, commencing foreclosure proceedings and obtaining a court order to appoint a receiver to collect revenues and take over control of the Grove.

         On March 4, 1996, as a result of the pending foreclosure proceeding instituted by the holder of the second mortgage note on the Grove, the Registrant filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC- SHF). If the Registrant is not permitted to reorganize under the Bankruptcy Act or cannot reach an agreement with the existing lenders, the Registrant could lose the Grove in a foreclosure proceeding. At this time, it appears that investors will not receive a return of a substantial portion of their original investment in the Registrant.

         The level of liquidity based on cash and cash equivalents experienced a $300,491 increase at March 31, 1996 as compared to December 31, 1995. Increases in the Partnership's cash from quarter to quarter are primarily related to the difference in timing of the harvesting of the crop.

         The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.


         RESULTS OF OPERATIONS

          Operating results improved $121,697 for the three months ended March 31, 1996 as compared to 1995 due to an increase in the operating margin on fruit sales of $204,198 and an increase in interest income of $6,523 due to increased cash and cash equivalents which was partially offset by an increase in expenses of $89,024.

         The operating margin on fruit sales increased by $204,198 for the three months ended March 31, 1996 as compared to 1995 due to an increase in net fruit sales of $63,578 and a decrease in cost of fruit of $140,620. The increase in net fruit sales and the decrease in the cost of fruit sales is primarily attributable to (i) a reduction in the number of boxes harvested during the three months ended March 31, 1996 (81,700) as compared to 1995 (120,000), (ii) a slight increase in the pounds-solid per box ad the price received per pound-solid and (iii) a reduction in the cost of fruit sales per box from $3.26 in 1995 to $3.16 in 1996. The harvesting expense per box cost remained constant for the three months ended March 31, 1996 as compared to 1995 at approximately $1.90 per box.

         The increase in other expenses of $89,024 was primarily attributable to increases in interest expense of $52,456, partnership management fees of $9,000 and general and administrative expenses of $35,186. Interest expense increased as result of an increase in the principal of the Caulkins loan.

                           PART II - OTHER INFORMATION


         Item 6.      Exhibits and Reports on Form 8-K


         No Report on Form 8-K was required to be filed during the period.

                                   SIGNATURES


         Pursuant to the requirements of the Securities and Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.




                          INDIAN RIVER CITRUS INVESTORS
                               LIMITED PARTNERSHIP
                                  (Partnership)

                              By: Winthrop Agricultural Management, II, Inc.
                                  General Partners



                                  By: /s/ Michael L. Ashner
                                          Michael L. Ashner
                                          Chief Executive Officer

                                  By: /s/ Edward V. Williams
                                          Edward V. Williams
                                          Chief Financial Officer


DATED:  May 15, 1996