Form 10QSB
period 1996-06-30
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1996-08-14
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended June 30, 1996     Commission File Number 2-95219



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

                                    YES X      NO

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)


PART I - FINANCIAL INFORMATION

                             STATEMENT OF OPERATIONS
                              (UNAUDITED) (NOTE 1)

                                                                            THREE MONTHS ENDED              SIX MONTHS ENDED
                                                                                 JUNE 30,                        JUNE 30,
                                                                         1996             1995               1996            1995
                                                                      ----------        --------           --------        ------


Fruit Sales                                                        $      -          $3,293,769          $ 707,598       $4,008,318
         Less - Harvesting expenses                                       -             812,702            155,541        1,038,772
                                                                    ----------       ----------         ----------       ----------
             Net Fruit Sales                                              -           2,481,067            552,057        2,969,546


         Cost of Fruit Sales                                              -           1,370,655            257,840        1,769,115
                                                                    ----------       ----------         ----------       ----------
             Operating Margin                                             -           1,110,412            294,217        1,200,431

Other Revenues:
         Interest income                                                  -              53,256             28,919           75,652

Other Expenses:
         Interest expense (Note 3)                                     159,562          651,821            697,181        1,296,478
         Grove management fees                                          14,252           49,417             65,809          100,900
         Partnership management fees                                      -              75,000             84,000          150,000
         Real estate taxes                                              17,965           17,929             34,065           32,629
         Amortization                                                     -              11,416              4,692           22,832
         Building depreciation                                            -               1,822               -               4,190
         General Administrative                                           -              16,357             53,291           34,462
                                                                    ----------       ----------         ----------       ----------
                                                                       191,779          823,762            939,038        1,641,491
                                                                    ----------       ----------         ----------       ----------
Earnings before reorganization items                                  (191,779)         339,906           (615,902)        (365,408)
                                                                    ----------       ----------         ----------       ----------

Reorganization items:
         Net fruit sales                                             2,184,622            -              2,184,622            -
         Cost of sales                                              (1,379,966)           -             (1,379,966)           -
         Grove management fees                                         (41,072)           -                (41,072)           -
         Partnership management fees                                   (84,000)           -                (84,000)           -
         General and administrative                                    (52,084)           -                (52,084)           -
         Interest earned on accumulated cash                            28,582            -                 28,582            -
                                                                    ----------       -----------        ----------       ------
                                                                       656,082            -                656,082            -
                                                                    ----------       -----------        ----------       ------

Net Income/(Loss)                                                   $  464,303       $  339,906         $   40,180       $ (365,408)
                                                                    ==========       ==========         ==========       ==========
Net Income/(Loss)
  allocated to General Partner                                      $   46,430       $   33,991         $    4,018       $  (36,541)
                                                                    ==========       ==========         ==========       ==========
Net Income/(Loss)
  allocated to Limited Partners                                     $  417,873       $  305,915         $   36,162       $ (328,867)
                                                                    ==========       ==========         ==========       ==========
Net Income (Loss) per Unit of Limited
         Partnership Interest                                       $    26.96       $    19.74         $     2.33       $  ( 21.22)
                                                                    ==========       ==========         ==========       ==========

   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS

                                     ASSETS
                                    (NOTE 1)




                                                                          June 30,                   December 31,
                                                                            1996                         1995
                                                                        (Unaudited)                    (Audited)

Current Assets:
    Cash and cash equivalents.........................................     $ 4,566,035                    $ 2,676,875
    Accounts receivable...............................................           -                            329,413
    Inventory.........................................................       1,098,068                      1,792,035
    Other assets......................................................          24,614                         64,660
                                                                           -----------                    -----------
                                                                           $ 5,688,717                    $ 4,862,983
Property, net.........................................................      18,066,390                     18,401,799
Deferred financing costs.............................................            -                              4,692
                                                                           -----------       ,            -----------
                                                                           $23,755,107                    $23,269,474
                                                                           ===========                    ===========


                                                      LIABILITIES AND PARTNERS' CAPITAL


Liabilities Not Subject to Compromise:
  Current Liabilities:
    Accounts payable-trade ...........................................     $    35,499               $    33,179
    Other liabilities.................................................          65,947                   150,331
                                                                           -----------               -----------
        Total Current Liabilities ....................................         101,446                   183,510
    Notes payable.....................................................           -                    22,869,735
    Accrued interest..................................................           -                       767,970
Liabilities Subject to Compromise (Note 4)............................      24,165,222                     -
                                                                           -----------               -----------
                                                                            24,266,668                23,821,215
Partners' Capital:
    Limited Partners, $1,000 stated value per
       Unit; 15,500 Units authorized, issued
       and outstanding................................................         690,200                   654,038
    General Partner...................................................      (1,201,761)               (1,205,779)
                                                                           -----------               -----------
                                                                           $23,755,107               $23,269,474
                                                                           ===========              ===========

   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (NOTE 1)



                                                                                    SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                     -------------
                                                                             1996                      1995
                                                                           --------                  ------

Cash Flows From Operating Activities:
    Cash received from customers......................................     $   673,758               $ 4,107,420
    Cash paid to suppliers............................................      (  252,630)               (1,978,622)
    Interest received.................................................          28,919                    75,652
    Interest paid.....................................................      (  149,556)              ( 1,463,833)
                                                                           -----------               -----------
    Net cash provided by operating activities.....................
      before reorganization items.....................................         300,491                   740,617
                                                                           -----------               -----------

Operating cash flows from reorganization items:
    Cash received from customers during
         reorganization...............................................       3,205,911                     -
    Interest received on cash accumulated because
         of the Chapter 11 proceeding.................................          28,582                     -
    Cash paid to suppliers during reorganization.......... (1,495,824)           -
    Interest paid during reorganization...............................        (150,000)                    -
                                                                           -----------               -------
    Net cash provided by reorganization items.........................       1,588,669                     -
                                                                           -----------               -------
    Net cash provided by operating activities.........................       1,889,160                   740,617
                                                                           -----------               -----------

Cash Flows From Investing Activities:
    Capital expenditures..............................................           -                       (12,353)
                                                                           -----------               -----------
    Net cash used in investing activities.............................           -                       (12,353)
                                                                           -----------               -----------

Net Increase in Cash and Cash
    Equivalents.......................................................       1,889,160                   728,264
                                                                           -----------               -----------

Cash and Cash Equivalents at Beginning
    of Period.........................................................       2,676,875                 3,124,628
                                                                           -----------               -----------

Cash and Cash Equivalents at End of Period............................     $ 4,566,035               $ 3,852,892
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

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)

                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                              (UNAUDITED) (NOTE 1)



Reconciliation of net loss to net cash provided by operating activities:


                                                                                   SIX MONTHS ENDED
                                                                                        JUNE 30,
                                                                                     -------------
                                                                             1996                      1995
                                                                           --------                  ------



Net (Loss) Income                                                          $    40,180               $  (365,408)
Adjustments to Reconcile
    Net Loss to Net Cash Provided
    (Used) By Operating Activities:
         Depreciation and amortization................................           4,692                    27,022
         Decrease (Increase) in:
              Accounts receivable.....................................         329,413                    99,102
              Inventory...............................................         693,967                   635,383
              Other assets............................................          40,046                    10,637
         Increase (Decrease) in:
              Accrued interest........................................         397,626                  (167,355)
              Accounts payable and other liabilities.....                      (82,064)                  167,944
              Postpetition payables and
                other liabilities.....................................         129,891                     -
         Depreciation capitalized to inventory........................         335,409                   333,292
                                                                           -----------               -----------
Net Cash Provided by Operating Activities.............................     $ 1,889,160               $   740,617
                                                                           ===========               ===========






Disclosure of accounting policy:

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
                            FOR THE SIX MONTHS ENDED
                                JUNE 30, 1996 AND
                                1995 (UNAUDITED)
                                    (NOTE 1)




                                                     Limited          Partners            General
                                                      Units            Capital            Partner                Total



Balance, December 31, 1995                           15,500         $  654,038         $(1,205,779)         $  (551,741)
Net Loss                                                                36,162               4,018               40,180
                                                 ----------         ----------         -----------          -----------
Balance, June 30, 1996                               15,500         $  690,200         $(1,201,761)         $  (511,561)
                                                 ==========         ==========         ===========          ===========





Balance, December 31, 1994                           15,500         $2,256,415       $  (1,027,737)          $2,513,435
Net Loss                                                              (328,867)            (36,541)            (365,408)
                                                 ----------         ----------         -----------           ----------
Balance, June 30, 1995                               15,500         $1,927,548         $(1,064,278)          $  863,270
                                                 ==========         ==========         ===========           ==========


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                                  JUNE 30, 1996
                                   (UNAUDITED)

1.       ACCOUNTING AND FINANCIAL REPORTING POLICIES

         The condensed financial statements included herein have been prepared by the Partnership, without audit, pursuant to the rules and
         regulations   of  the   Securities   and   Exchange   Commission.   The
         Partnership's accounting and financial reporting policies are in conformity with generally accepted accounting principles and include all adjustments in interim periods considered necessary for a fair presentation of the results of operations. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. It is suggested that these condensed financial statements be read in conjunction with the financial statements and the notes thereto included in the Registrant's latest annual report on Form 10-K.

         The accompanying financial statements reflect the Partnership's results of operations for an interim period and are not necessarily indicative of the results of operations for the year ending December 31, 1996.


2.       TAXABLE INCOME (LOSS)

         The Partnership's taxable loss for 1996 is expected to differ from that
         for   financial   reporting   purposes   primarily  due  to  accounting
         differences in the recognition of results of operations.


3.       INTEREST EXPENSE

         Interest expense on the Caulkins note has been accrued through March 4, 1996, the date of the Chapter 11 filing. Assuming the same rate of interest as under the terms of the note, additional interest expense for the period March 5, 1996 through June 30, 1996 would be $697,045 for a six months total of $1,075,102.


4.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise consist of the following:

      Secured debt, 8% secured by first mortgage on property                                                 $ 8,000,000
      Accrued interest on first mortgage                                                                          65,968
      Secured debt, 14.5% secured by second mortgage on property                                              14,869,735
      Accrued interest on second mortgage                                                                      1,099,628
      Trade and other miscellaneous claims                                                                       129,891
                                                                                                             -----------
                                                                                                             $24,165,222

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

         This Item should be read in conjunction with the financial statements and other items contained elsewhere in the report.

         Liquidity and Capital Resources

         The Partnership's only business is owning and operating a commercial citrus grove consisting of approximately 3,150 acres of land and related improvements and equipment located near Stuart, Martin County, Florida (the "Grove"). The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. The first mortgage was extended to May 30, 1996. In February, 1996, the holder of the second mortgage, Caulkins Citrus Company ("Caulkins"), terminated negotiations with the Partnership with respect to a loan modification, declared a default and commenced foreclosure proceedings. In addition, a receiver was appointed to collect revenues and take over control of the Grove.

          On March 4, 1996, as a result of the pending foreclosure proceeding instituted by Caulkins, the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC-SHF). In connection with the bankruptcy the Partnership resumed legal possession of the Grove and its accounts and the Receiver was removed. The Partnership has submitted its plan of reorganization to the Bankruptcy Court. Creditors of the Partnership also have the right to submit plans to the Bankruptcy Court. Pursuant to the terms of the Partnership's plan, the existing mortgage debt would be extended five years and the Partnership would agree to use its reserves to fund any cash flow shortfalls. There can be no assurance that the Bankruptcy court will approve the Partnership's plan. If the Partnership is not permitted to reorganize under the Bankruptcy Act or cannot reach an agreement with the existing lenders, the Partnership will lose the Grove in a foreclosure proceeding. In addition, if the Partnership's or a similar plan were to be adopted, it is unlikely that the Partnership will be able to achieve earnings which will enable or permit the Partnership to make distributions to its partners. At this time, it appears that investors will not receive a return of a substantial portion of their original investment in the Registrant.

         The level of liquidity based on cash and cash equivalents experienced a $1,889,160 increase at June 30, 1996 as compared to December 31, 1995. This increase is primarily due to the fact that there was no debt service payment made during the first six months of 1996.

         The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.


         RESULTS OF OPERATIONS

         Operating results improved by $405,588 for the six months ended June 30, 1996 as compared to 1995 due to a decrease in interest expense of $599,297, which offset a decrease in the operating margin on fruit sales of $101,558, a decrease in interest income of $18,151 and an increase in other expenses of $74,000.

         Interest expense decreased by $599,247 because no interest was accrued for the Caulkins note after March 4, 1996, the date of the Chapter 11 filing. If interest expense on the note had been accrued through June 30, 1996, there would have been $697,045 of additional expense.

         The operating margin on fruit sales decreased by $101,558 for the six months ended June 30, 1996 as compared to 1995 due to a decrease in the number of boxes of fruit harvested during the 1995-96 crop year, 562,170, compared with 740,390 for the 1994-95 crop year, a decrease of 24%. Taking into account the timing of the harvest, the number of boxes harvested during the calendar year decreased from 558,770 during the first six months of 1995, to 449,850 for the same period of 1996. This decrease was due to adverse weather conditions, and was partially offset by a slight increase in the price received per pound-solid of fruit. The harvesting expense per box cost remained constant for the six months ended June 30, 1996 as compared to 1995 at approximately $1.90 per box.

         The increase in other expenses of $74,000 was attributable to an increase in general and administrative expenses of $70,913. This increase was due primarily to legal and other costs related to the Chapter 11 filing.

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



                          INDIAN RIVER CITRUS INVESTORS
                               LIMITED PARTNERSHIP
                                  (Registrant)



                 By: Winthrop Agricultural Management, II, Inc.
                                General Partners



                           By: /s/ Edward V. Williams
                                   Edward V. Williams
                                   Chief Financial Officer



                           By: /s/ Michael Ashner
                                   Michael Ashner
                                   Chief Executive Officer


DATED:  August 14, 1996