Form 10QSB
period 1996-09-30
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1996-11-14
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                              FORM 10QSB

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934




For the quarter ended September 30, 1996     Commission File Number 2-95219



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



PART I - FINANCIAL INFORMATION

                                                                            THREE MONTHS ENDED                NINE MONTHS ENDED
                                                                               SEPTEMBER 30,                    SEPTEMBER 30,
                                                                         1996             1995               1996            1995


Fruit Sales                                                        $      -         $     -              $ 707,598       $4,008,318
         Less - Harvesting expenses                                       -               -                155,541        1,038,772
             Net Fruit Sales                                              -               -                552,057         2,969,546


         Cost of Fruit Sales                                              -               -                257,840         1,769,115
             Operating Margin                                             -               -                294,217        1,200,431

Other Revenues:
         Interest income                                                  -              50,609             28,919          126,261

Other Expenses:
         Interest expense (Note 3)                                     161,315        1,018,984            858,496        2,315,461
         Grove management fees                                          13,099           49,416             78,908          150,316
         Partnership management fees                                      -             102,105             84,000          252,105
         Real estate taxes                                              88,864           16,314            122,929           48,943
         Amortization                                                     -              11,416              4,692           34,248
         Building depreciation                                            -               2,095               -               6,285
         General Administrative                                           -               5,367             53,291           39,829
                                                                       263,278        1,205,697          1,202,316        2,847,187
Earnings before reorganization items                                  (263,278)      (1,155,088)          (879,180)      (1,520,495)

Reorganization items:
         Net fruit sales                                                18,561            -              2,203,183            -
         Cost of sales                                                     -              -             (1,379,966)           -
         Grove management fees                                         (41,072)           -                (82,144)           -
         Partnership management fees                                   (84,000)           -               (168,000)           -
         General and administrative                                    (13,164)           -                (65,248)           -
         Interest earned on accumulated cash                            35,105            -                 63,687            -
                                                                       (84,570)           -                571,512            -

Net Income/(Loss)                                                   $ (347,848)     $(1,155,088)        $ (307,668)     $(1,520,495)
Net Income/(Loss)
  allocated to General Partner              $                          (34,785)     $  (115,509)        $  (30,767)     $  (152,050)
Net Income/(Loss)
  allocated to Limited Partners             $                         (313,063)     $(1,039,579)        $ (276,901)     $(1,368,445)

Net Income (Loss) per Unit of Limited
         Partnership Interest                                       $   (20.20)     $    (67.07)        $   (17.86)      $  ( 88.29)

   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                 BALANCE SHEETS
                                     ASSETS
                                    (NOTE 1)




                                                                        September 30,                December 31,
                                                                            1996                         1995
                                                                        (Unaudited)                    (Audited)

Current Assets:
    Cash and cash equivalents.........................................     $ 4,157,130               $ 2,676,875
    Accounts receivable...............................................          18,561                   329,413
    Inventory.........................................................       1,575,903                 1,792,035
    Other assets......................................................          22,529                    64,660
                                                                           $ 5,774,123               $ 4,862,983
Property, net.........................................................      17,898,676                18,401,799
Deferred financing costs.............................................            -                         4,692
                                                                           $23,672,799               $23,269,474


                        LIABILITIES AND PARTNERS' CAPITAL


Liabilities Not Subject to Compromise:
  Current Liabilities:
    Accounts payable-trade ...........................................     $     3,762               $    33,179
    Other liabilities.................................................         122,929                   150,331
        Total Current Liabilities ....................................         126,691                   183,510
    Notes payable.....................................................           -                    22,869,735
    Accrued interest..................................................           -                       767,970
Liabilities Subject to Compromise (Note 4)............................      24,405,517                     -
                                                                            24,532,208                23,821,215
Partners' Capital:
    Limited Partners, $1,000 stated value per
       Unit; 15,500 Units authorized, issued
       and outstanding................................................         377,137                   654,038
    General Partner...................................................      (1,236,546)               (1,205,779)
                                                                           $23,672,799               $23,269,474


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                              (UNAUDITED) (NOTE 1)



                                                                              NINE MONTHS ENDED
                                                                                SEPTEMBER 30,
                                                                             1996                      1995

Cash Flows From Operating Activities:
    Cash received from customers......................................     $   673,758               $ 4,107,420
    Cash paid to suppliers............................................      (  252,630)               (2,385,609)
    Interest received.................................................          28,919                   126,261
    Interest paid.....................................................      (  149,556)              ( 1,623,500)
    Net cash provided by operating activities.....................
      before reorganization items.....................................         300,491                   224,572

Operating cash flows from reorganization items:
    Cash received from customers during
         reorganization...............................................       3,205,911                     -
    Interest received on cash accumulated because
         of the Chapter 11 proceeding.................................          63,687                     -
    Cash paid to suppliers during reorganization..........                  (1,889,834)                    -
    Interest paid during reorganization...............................        (200,000)                    -
    Net cash provided by reorganization items.........................       1,179,764                     -
    Net cash provided by operating activities.........................       1,480,255                   224,572

Cash Flows From Investing Activities:
    Capital expenditures..............................................           -                       (12,353)
    Net cash used in investing activities.............................           -                       (12,353)

Net Increase in Cash and Cash
    Equivalents.......................................................       1,480,255                   212,219

Cash and Cash Equivalents at Beginning
    of Period.........................................................       2,676,875                 3,124,628

Cash and Cash Equivalents at End of Period............................     $ 4,157,130               $ 3,336,847

   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF CASH FLOWS
                                   (CONTINUED)
                              (UNAUDITED) (NOTE 1)



Reconciliation of net loss to net cash provided by operating activities:


                                                                              NINE MONTHS ENDED
                                                                                 SEPTEMBER 30,
                                                                             1996                      1995



Net (Loss) Income                                                          $  (307,668)              $(1,520,495)
Adjustments to Reconcile
    Net Loss to Net Cash Provided
    (Used) By Operating Activities:
         Depreciation and amortization................................           4,692                     40,533
         Decrease (Increase) in:
              Accounts receivable.....................................         310,852                    99,102
              Inventory...............................................         216,132                   (17,109)
              Other assets............................................          42,131                    16,677
         Increase (Decrease) in:
              Accrued interest........................................         508,941                   331,962
              Accounts payable and other liabilities.....                      (56,819)                  413,964
              Postpetition payables and
                other liabilities.....................................         258,871                     -
         Depreciation capitalized to inventory........................         503,123                   499,938
         Accrued interest on refinanced
           long-term debt.............................................           -                       360,000
Net Cash Provided by Operating Activities.............................     $ 1,480,255               $   224,572






Disclosure of accounting policy:

For purposes of the statement of cash flows, the company considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.


   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                    STATEMENT OF CHANGES IN PARTNERS' CAPITAL
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1996 AND 1995
                              (UNAUDITED) (NOTE 1)




                                                            Limited          Partners            General
                                                             Units            Capital            Partner          Total



Balance, December 31, 1995                           15,500         $  654,038         $(1,205,779)         $  (551,741)
Net Loss                                                              (276,901)            (30,767)            (307,668)
Balance, September 30, 1996                          15,500         $  377,137         $(1,236,546)         $  (859,409)





Balance, December 31, 1994                           15,500         $2,256,415       $  (1,027,737)          $1,228,678
Net Loss                                                            (1,368,445)           (152,050)          (1,520,495)
Balance, September 30, 1995                          15,500         $  887,970         $(1,179,787)          $ (291,817)







   The accompanying notes are an integral part of these financial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                               SEPTEMBER 30, 1996
                                   (UNAUDITED)

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


3.       INTEREST EXPENSE

         Interest expense on the Caulkins note has been accrued through March 4, 1996, the date of the Chapter 11 filing. Assuming the same rate of interest as under the terms of the note, additional interest expense for the period March 5, 1996 through September 30, 1996 would be $1,240,503 for a nine months total of $1,618,560.


4.       LIABILITIES SUBJECT TO COMPROMISE

         Liabilities subject to compromise consist of the following:

      Secured debt, 8% secured by first mortgage on property                                                 $ 8,000,000
      Accrued interest on first mortgage                                                                         177,283
      Secured debt, 14.5% secured by second mortgage on property                                              14,869,735
      Accrued interest on second mortgage                                                                      1,099,628
      Trade and other miscellaneous claims                                                                       258,871
                                                                                                             $24,405,517


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

         On March 4, 1996, as a result of the pending foreclosure proceeding instituted by Caulkins, the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No.
         96-30843-BKC-SHF). In connection with the bankruptcy filing, the Partnership resumed legal possession of the Grove and its accounts, and the receiver was removed. The Partnership has submitted its plan of reorganization to the Bankruptcy Court. The Partnership, however, was unable to obtain the necessary votes to have its plan of reorganization approved by the Court. As a result, the Partnership withdrew its plan of reorganization and the Partnership's creditors are now able to submit their own plans to the Court. There is a substantial likelihood that the Partnership will lose the Grove through foreclosure. The Partnership believes that the Court will not require the Partnership to disgorge all or any portion of its cash. There can be no assurance, however, that the Partnership will be able to retain its cash. If the Grove is foreclosed upon and the Partnership is permitted to retain its cash, the Partnership will be dissolved and its remaining cash, after establishment of sufficient reserves, will be distributed to its partners.

         The level of liquidity based on cash and cash equivalents experienced a $1,480,255 increase at September 30, 1996 as compared to December 31, 1995. This increase is primarily due to the fact that there was no payment of mortgage principal made during the first nine months of 1996.

         The Partnership invests its working capital reserves in a money market account or repurchase agreements secured by United States Treasury obligations.

          Effective as of June 1, 1996, the Partnership entered into an agreement with Tropicana Products, Inc. ("Tropicana") pursuant to which Tropicana agreed to purchase 90% of the oranges produced by the Grove for a period of ten seasons beginning with the 1997/1998 season. This agreement provides for the payment to the Partnership for the oranges of the greater of a floor price and 80% of the price then being paid by Tropicana on the open market. In addition, the purchase price is to be adjusted upward at the conclusion of each of the 1999/2000 season, the 2002/2003 season and the 2006/2007 season to the greater of the three-year weighted average or 103% of the three-year weighted average of the Florida Citrus Processors Association, an independent third party.


         RESULTS OF OPERATIONS

         Operating results improved by $852,827 for the nine months ended September 30, 1996 as compared to 1995 due to a decrease in interest expense of $1,456,965, which offset a decrease in the operating margin on fruit sales of $82,997, a decrease in interest income of $33,655 and an increase in other expenses of $127,486.

         Interest expense decreased by $1,456,965 because no interest was accrued for the Caulkins note after March 4, 1996, the date of the Chapter 11 filing. If interest expense on the note had been accrued through September 30, 1996, there would have been $1,240,503 of additional expense.

         The operating margin on fruit sales decreased by $82,997 for the nine months ended September 30, 1996 as compared to 1995 due to a decrease in the number of boxes of fruit harvested during the 1995-96 crop year, 562,170, compared with 740,390 for the 1994-95 crop year, a decrease of 24%. Taking into account the timing of the harvest, the number of boxes harvested during the calendar year decreased from 558,770 during the first nine months of 1995, to 449,850 for the same period of 1996. This decrease was due to adverse weather conditions, and was partially offset by a slight increase in the price received per pound-solid of fruit. The harvesting expense per box cost remained constant for the nine months ended June 30, 1996 as compared to 1995 at approximately $1.90 per box.

         The increase in other expenses of $127,486 was attributable to an increase in general and administrative expenses of $78,710, and an increase in real estate taxes of $73,986. The administrative expense increase was due primarily to legal and other costs related to the Chapter 11 filing. The increase in real estate tax expense was due to a county-wide adjustment in the valuation of groves.

                           PART II - OTHER INFORMATION


         Item 6.      Exhibits and Reports on Form 8-K

         (a)     Exhibits

               10. Fruit Purchase Agreement, dated as of June 1, 1996, between R Registrant and Tropicana Products, Inc.

               27.  Financial Data Schedule

         (b)     Reports of Form 8-K

                 No Report on Form 8-K was required to be filed for the three month period ended September 30, 1996.


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



                          INDIAN RIVER CITRUS INVESTORS
                               LIMITED PARTNERSHIP
                                  (Registrant)



                 By: Winthrop Agricultural Management, II, Inc.
                                General Partners



                           By: /s/ Edward V. Williams
                                   Edward V. Williams
                                   Chief Financial Officer



                           By: /s/ Michael Ashner
                                   Michael Ashner
                                   Chief Executive Officer




DATED:  November 14, 1996

                                  EXHIBIT INDEX



10. Fruit Purchase Agreement, dated as of June 1, 1996, between Registrant and Tropicana Products, Inc.

27.     Financial Data Schedule




Agreement Date:   June 1, 1996             ;    Agreement Number:  C-282-28


Agreement between INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP ("Grower") and Tropicana Products, Inc. ("Tropicana");

For the term of ten Season(s) beginning with the 1997/98 Season and ending with the end of the 2006/07 Season;

For  all  Fruit  (as  defined  herein)  from  the  following   specified  groves
("Groves"), or such other quantity as specified below:

All HAMLIN, PINEAPPLE and VALENCIA oranges produced on the Groves located on the land identified in Exhibit A.

For further information, see attached ADDENDUM.






                            TROPICANA PRODUCTS, INC.
                            FRUIT PURCHASE AGREEMENT

      THIS AGREEMENT, made the date set forth on the cover page hereof between TROPICANA PRODUCTS, INC., a Delaware corporation having its principal office in Bradenton, Florida ("Tropicana"), and Indian River Citrus Investors Limited Partnership, Grower.

                              W I T N E S S E T H:

1.    TERM:

     This Agreement is for the Season(s) set forth on the cover page hereof. A Season shall be the period from September 1 through August 31 of each year.

2.    SALE:

      In consideration of the mutual promises contained herein and the market provided by Tropicana, Grower agrees to sell to Tropicana, from the Groves all early, midseason and Valencia oranges set forth on the over page hereof (the "Fruit"). Early and midseason fruit are sometimes hereinafter referred to as "Category One Fruit" and Valencias are sometimes hereinafter referred to as "Category Two Fruit". As reflected in Section
      6. below, the term "Fruit" does not include and Tropicana will not be required to accept Ambersweets, Temples, Murcotts, Tangelos, and Navel Oranges.

3.    PRICING:

      The price per pound of soluble orange juice solids ("pound solids") for Fruit delivered to and accepted by Tropicana in each Season shall be the applicable Reference Price, and shall be paid in accordance with Section
      4. The Reference Price for each Season shall be calculated as follows:

      A.   Tropicana shall determine the higher of:

          1. the average actual price paid by Tropicana per pound solids for Grade A 65(degree)brix equivalent bulk orange juice concentrate for the period beginning December of each Season and ending the following November (each, a "Selling Period"), computed by averaging the monthly average of such prices for the Selling Period. The monthly average of such prices shall be calculated by dividing the aggregate actual prices per pound solids paid by Tropicana in each month by the number of purchases made in such month. In any month in which Tropicana does not purchase bulk orange juice concentrate, the monthly average for such month for purposes of the foregoing calculation shall be the monthly average of the near-term contract month frozen concentrate orange juice futures daily closing prices, published by the Citrus Associates of the New York Cotton Exchange (subject to adjustment as provided in subparagraph 2. below). From the foregoing, Tropicana shall deduct the industry representative cost to convert round oranges to concentrate net of by-product realization (the "Cost of Processing"). For purposes of this Agreement, the Cost of Processing for the 1997/98 Selling Period is $0.16 per pound solids, which shall be adjusted (a) in each subsequent Selling Period for inflation by an amount equal to the annual percentage change in the Producer Price Index for Total Finished Goods as reported by the U.S. Department of Labor, Bureau of Labor Statistics ("PPI") as of the most recent date of determination prior to the end of such Selling Period as compared to the PPI as of the most recent date of determination prior to the end of the immediately preceding Selling Period and (b) upon the effectiveness of any law, regulation, tax (including taxes on Fruit to be processed) or other contingency beyond the control of Tropicana and Grower that materially affects the Cost of Processing; and processed) or other contingency beyond the control of Tropicana and Grower that materially affects the Cost


           2. the average for the Selling Period of the near-term contract month frozen concentrate orange juice futures daily closing prices, published by the Citrus Associates of the New York Cotton Exchange, less the applicable Cost of Processing per paragraph 3.A.1. above. Such average price shall be adjusted as appropriate to reflect changes in the terms of frozen concentrate orange juice futures contracts traded on the New York Cotton Exchange from the terms in effect on the date hereof.

B. 1. The Reference Price of Category One Fruit shall be 98% of the amount calculated in Section 3.A. above.

     2. The Reference Price of Category Two Fruit shall be 102% of the amount calculated in Section 3.A. above.

C. In making the calculations set forth in Section 3.A.1., concentrate purchases shall not include concentrate delivered to Tropicana under contracts for single strength orange juice.

4.    PAYMENT:

      The Fruit is to be paid for as follows:

      A. Following delivery as directed by Tropicana and acceptance by Tropicana, Tropicana will advance Grower, subject to the deductions set forth below in this Section 4.A., weekly for all Fruit delivered to and accepted by Tropicana during that week 80% of the scale fruit price per pound solids posted by Tropicana at the time of delivery. The foregoing amount, without giving effect to the deductions set forth in the next succeeding sentence, shall be known as the "Tentative Price". If the Fruit has been picked, loaded or transported, or a combination thereof, by a person contracted with by Tropicana, the actual costs of such services, plus a reasonable administrative fee reflecting costs incurred by Tropicana in arranging this service, will be deducted from the Tentative Price before payment is made.

      B. On or before the December 31 following each Season, Tropicana will pay Grower, for all Fruit delivered to and accepted by Tropicana during that Season, the remainder, if any, of the Reference Price applicable to such Fruit for such Season and not paid pursuant to
           Section 4.A.

      C. If the Tentative Price for all Fruit delivered to and accepted by Tropicana during any Season shall exceed the applicable Reference Price for such Fruit, Tropicana shall consider the amount represented by the difference between such prices to be an advance to the Grower. The advance shall be repaid by Grower to Tropicana within thirty (30) days of Grower receiving notification of balance due Tropicana.

5.    MERCHANTABILITY:

      The Fruit delivered by Grower shall be of good, wholesome, merchantable and marketable quality for oranges purchased for concentrate processing, as those terms are used in the citrus industry. Furthermore, the quality of the Fruit must also meet all applicable federal and state laws and regulations, including, but not limited to, requirements that residues of fertilizers, pesticides, and other chemicals commonly used in the citrus industry do not exceed federal or state limits and that required waiting periods following application of such chemicals must have expired before delivery to Tropicana.

6.    STANDARDS OF ACCEPTABLE FRUIT:

      The Fruit delivered to Tropicana shall comply with the following minimum standards of quality:


     o    Pass government inspection

     o    2" minimum diameter

     o    10.0 degree brix or higher

     o    Brix to acid ratio of 12 to 1 or higher until January 1st of a Season

     o    Brix to acid ratio of 13 to 1 or higher from January 1st of a Season

      Tropicana will not be required to accept any Ambersweets, Temples, Murcotts, Tangelos, or Navel Oranges and the foregoing expressly are excluded from the definition of "Fruit" herein. Tropicana may, at its discretion, declare Fruit not meeting the minimum standards to be acceptable and, in such event, all other terms of this Agreement, including, but not limited to, the provisions relating to price and the obligation of Grower to sell, transfer, or deliver the Fruit exclusively to Tropicana, shall apply.

7.    PICKING AND DELIVERY OF FRUIT:

      The Fruit is to be picked by Grower and is to be delivered by Grower to a Tropicana processing plant or to a processing plant designated by Tropicana. If Grower shall be unable to pick, load or transport the fruit, Tropicana may contract with a person in the business of picking, loading or transporting Fruit to do so, charging the Grower the actual costs of this service plus a reasonable administrative fee reflecting costs incurred by Tropicana in arranging this service. No right of Tropicana stated by this Section shall obligate Tropicana to pick, load, or transport the Fruit. Tropicana shall have the unrestricted right to determine hours of operation, including the dates of opening and closing its processing plants. The Fruit shall be delivered where and when designated by Tropicana, but Tropicana will use reasonable efforts to accommodate its schedule to the convenience of Grower, except as provided in Sections 11 and 12. No Fruit shall be delivered after July 15 of any Season or such other date established by Tropicana and communicated to Grower at least fourteen (14) days prior to such date without the written consent of Tropicana.

8.    ACCEPTANCE OF FRUIT; RISK OF LOSS:

      The loading of Fruit upon a carrier contracted with by Tropicana shall not constitute acceptance of the Fruit by Tropicana. Until shipments of Fruit are accepted at one of Tropicana's processing facilities, or at a facility designated by Tropicana, all risk of loss shall be borne by Grower. Title and risk of loss shall pass to Tropicana only upon acceptance of the Fruit. Acceptance shall occur when Fruit is inspected and approved by an authorized government inspector. Fruit will not be held on Tropicana's yard for an unreasonable amount of time.

9.    DETERMINATION OF TYPE OR QUANTITY OF FRUIT RECEIVED:

      Any determination as to classification or quantity of Fruit received, or as to pound solids, shall be as reported by daily tests made by authorized government inspectors, stationed at Tropicana or at the plant to which Tropicana has directed delivery be made.

10.   ACCESS:

      Tropicana shall have access to the Groves to inspect Fruit and plantings, during reasonable business hours and upon reasonable notice to Grower. Both parties will exchange pertinent information including crop estimates, planting densities, types and ages of trees, diseases, brix levels, ratios, maturity dates, soil tests, planting plans, and all other relevant matters. Tropicana shall also have reasonable access during normal business hours to inspect such records of the Grower relating to the Fruit and the Groves.

11.   FORCE MAJEURE:

      In the event of freeze, hurricane or other Act of God, fire, strike, unavailability of labor, governmental law, directive or regulation or any contingency beyond the reasonable control of the affected party so that the affected party cannot perform its obligations hereunder ("Force Majeure"), the affected party will be relieved of any duty to perform its obligations hereunder and if Tropicana is the affected party, it will notify Grower that Grower may sell such Fruit elsewhere.

12.   PROCESSING PREFERENCE IN EVENT OF FORCE MAJEURE:

      Grower understands and agrees that in the event of a Force Majeure, growers under agreement with Tropicana may make demands on Tropicana for fruit processing that exceed Tropicana's processing capabilities. In such event, Tropicana shall allocate deliveries in its sole discretion. Such allocation shall not constitute an inability or refusal to perform, or a breach of this Agreement by Tropicana.

13.   REPRESENTATIONS AND WARRANTIES:

      Grower hereby represents and warrants to Tropicana that during the term of this Agreement:

     A. Grower is the owner of the Groves described herein and has good title to the Groves and the Fruit produced from them.

      B. Grower has not and shall not, sell, or agree to sell, except as authorized pursuant to this Agreement, Fruit which is subject to this Agreement to anyone other than Tropicana; and that Grower has full power, right and authority to enter into this Agreement and to sell and deliver Fruit in accordance with this Agreement.

      C. Grower has all necessary powers and all federal, state and local licenses and permits, including, without limitation, water and environmental permits, necessary to own and cultivate the Groves and to perform its obligations under this Agreement.

      D. Grower is in compliance with all local, state and Federal labor and employment laws, including, but not limited to Title VII of the Civil Rights Act of 1964, as amended, the Age Discrimination in Employment Act, the Americans with Disabilities Act, the Fair Labor Standards Acts, the Work or Adjustment Retraining and Notification Act, the Occupational Safety and Health Act of 1979, as amended, Executive Order 11246, as amended, and the Employee Retirement Income Security Act of 1974, as amended, and any rules and regulations relating to said laws.

14.   BINDING EFFECT:

      The individuals signing this Agreement on behalf of Grower and Tropicana represent that they have the authority to do so. This Agreement will be binding upon Tropicana only after it has been executed by an officer of Tropicana. If a sale or assignment of this Agreement is permitted under the provisions of Section 14 below, all covenants and provisions of the Agreement shall be binding upon and inure to the benefit of the personal representatives, successors, and assigns of the parties.

15.   ASSIGNMENT; SUCCESSORS; SALE OF GROVES:

      THE IDENTITY OF THE INDIVIDUAL OR INDIVIDUALS WITH WHOM TROPICANA HAS CONTRACTED IS A MATERIAL ASPECT OF THIS AGREEMENT. THEREFORE, THIS AGREEMENT MAY NOT BE ASSIGNED OR TRANSFERRED BY GROWER WITHOUT THE PRIOR WRITTEN CONSENT OF TROPICANA. ANY PURPORTED ASSIGNMENT MADE IN CONTRAVENTION OF THIS SECTION SHALL BE NULL AND VOID. In the event of the sale of the Groves or change in the identity of 51% or more of the ownership of the Groves or principals or shareholders of Grower (if a partnership or corporation), Tropicana shall have the right to terminate this Agreement forthwith without liability to either party or to enforce this Agreement against Grower or its successor. This Agreement may be assigned or transferred by Tropicana.

16.   DISPUTES:

      No dispute, breach, or alleged breach of this Agreement shall relieve Grower of its obligation to deliver Fruit, and repay all indebtedness, or Tropicana of its obligation to accept and pay for Fruit; provided however, either party may perform its obligations under protest subject to the right to seek judicial resolution of the dispute, breach, or alleged breach.

17.   REMEDIES:

      Due to the variable, uncertain, and unstable nature of citrus markets, and supply of Fruit, Grower and Tropicana recognize and agree that a default or a breach in one party's obligations hereunder will result in damages to the other party that are uncertain and not easily susceptible to proof. It is the intent of Grower and Tropicana to liquidate damages in advance of any such default or breach. Accordingly, if Grower fails to deliver the Fruit to Tropicana or Tropicana fails to purchase, pursuant to the terms of this Agreement, the party which has breached its obligations hereunder shall pay to the other party as liquidated damages and not a penalty:

     A. the sum of $2.00 per ninety (90) pound box of Fruit not so delivered or purchased, as the case may be; or

      B. if greater, in the case of Grower's failure to deliver the Fruit as provided herein, twenty percent (20%) of the price, or equivalent other consideration received by Grower for the transfer, assignment, sale, or delivery of Fruit to anyone other than Tropicana.

      Grower agrees that notwithstanding the foregoing liquidated damages provision, that damages at law will be an insufficient remedy to Tropicana, in the event that Grower fails to deliver the fruit to Tropicana, and that Tropicana shall be entitled, upon application to a Court of competent jurisdiction, to obtain specific performance or injunctive relief to enforce the provisions of this Agreement requiring the delivery of the fruit to Tropicana, which specific performance or injunctive relief shall be in addition to Tropicana's right to liquidated damages set forth above, and any other rights or remedies available to Tropicana, it being the intent of the parties that all remedies specified herein shall be cumulative and in addition to other or further remedies provided by law or equity.

18.   ATTORNEY'S FEES AND EXPENSE OF LITIGATION:

      It is also agreed that should either party be required to bring legal action to enforce the terms of this Agreement, the prevailing party shall be entitled to its reasonable attorney's fees, together with all costs and expenses of litigation, up to and including appeals.

19.   SECURITY INTEREST AND LIEN:

      Pursuant  to  Chapter  679,  Florida  Statutes,  Grower  hereby  grants to
      Tropicana a security interest in the Fruit to secure repayment of all amounts considered advances hereunder and to secure performance of all obligations hereunder. Grower also grants to Tropicana a lien on the Fruit pursuant to Section 713.71, Florida Statutes, to secure repayment of all amounts considered advances hereunder. At the request of Tropicana, Grower shall execute from time to time any further documents or instruments which Tropicana deems necessary or advisable to secure or perfect a security interest or lien on the Fruit. Grower agrees to allow Tropicana to post signs or notices in the Groves, which Grower shall not remove, and to take such other reasonable steps as may be necessary or advisable to notify others that Tropicana holds a security interest in the Fruit.

20.   TAXES AND OTHER CHARGES:

          A. Any State, Federal or other tax or charge of any nature levied against Fruit from the Groves processed by Tropicana shall be paid by Grower.

          B. Grower shall be responsible for all trailer unloading fees at a cost of $10.00 per trailer.

21.   SETTLEMENT OF AMOUNTS DUE:

      The parties shall settle by payment the amounts due between them within thirty (30) days of the date due for all payments for which the date of payment is not specifically provided for herein.

22.   ENTIRE AGREEMENT; WAIVERS; AMENDMENTS OR MODIFICATIONS:

      This Agreement constitutes the entire agreement of the parties hereto and supersedes all prior and contemporaneous agreements, representations and understandings of the parties. No waiver of the provisions of this Agreement shall be deemed or shall constitute a waiver of any other provisions, nor shall any waiver constitute a continuing waiver. This Agreement may not be supplemented, altered, modified or amended or otherwise changed except by an instrument in writing signed by an officer of the party against whom such supplement, alteration, modification, amendment or other change is sought to be enforced. The course of dealing or course of performance between the parties hereto shall not commit either party to duties or obligations which are not expressly stated by this Agreement.

23.   SEVERABILITY:

      If any provision of this Agreement or any application of it shall be judicially declared to be invalid or unenforceable, the remainder of this Agreement and any other application of such provision shall not be affected by such invalidity or unenforceability; provided, however, that if any provision regarding price shall be held to be invalid or unenforceable then this entire Agreement and all provisions hereof shall be invalid and unenforceable.

24.   GOVERNING LAW:

      This Agreement shall be construed in accordance with, and governed by the laws of, the State of Florida.

25.   VENUE:

      Tropicana and Grower agree that should legal action be brought to enforce the terms of this Agreement, it shall be brought only in Bradenton, Manatee County, Florida.

26.   NOTICE:

      Any notice, request, consent, waiver or other communication required or permitted hereunder shall be effective only if it is in writing and personally delivered, sent by certified or registered mail, postage prepaid, sent by a nationally recognized overnight courier service or sent by facsimile transmission, charges prepaid, addressed as set forth below:

                 Tropicana: Tropicana Products, Inc.
                                 P.O. Box 338
                                 Bradenton, Florida  34206
                                 Attention:  Vice President--Procurement
                                 Facsimile No:  813-742-2014

                 Grower:      Name and address as set forth on signature page

      or such other address as either party may have specified in a notice duly given to the other party as provided herein. Notice given by facsimile transmission and by personal delivery shall be deemed given upon receipt. Notice given by certified or registered mail or by overnight courier service shall be deemed given upon sending.








WITNESSES:







INDIAN RIVER CITRUS INVESTORS
LIMITED PARTNERSHIP


Grower or his Authorized Agent

Address:



Facsimile:












TROPICANA PRODUCTS, INC.

By:
        Kenneth R. Diveley
        Senior Vice President

                                                                   [PARTNERSHIP]
                               GROWER'S AFFIDAVIT

STATE OF FLORIDA

COUNTY OF ______________ ss:

     I HEREBY CERTIFY, that on this date ______________, 19__ before me personally appeared _________________________ to me known and known to me to be the person who signed the foregoing instrument and, who being by me duly sworn, declared that he is a general partner of ______________ and that he signed the foregoing document as a general partner of the aforementioned partnership and acknowledged the execution thereof to be his free act and deed for the uses and purposes therein mentioned.

      WITNESS my signature and official seal at ___________ in the County of _____________ and State of ____________________ the day and year last aforesaid.


Notary Public


My Commission Expires:




                                    EXHIBIT B

            INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (IRCI)

                        Periodic Price Adjustment Formula

                              Early/Mids Valencias
1.   A.   Year 1 Growing Season

          TROPICANA Price Paid to IRCI      ____________      ____________

          x  Pounds of Solids IRCI sold
           TROPICANA under this agreement   ____________      ____________

          Year 1 TROPICANA Value            ____________      ____________


     B.   Year 2 Growing Season

          TROPICANA Price Paid to IRCI      ____________      ____________

          x  Pounds of Solids IRCI sold
           TROPICANA under this agreement   ____________      ____________

          Year 2 TROPICANA Value            ____________      ____________


     C.   Year 3 Growing Season

          TROPICANA Price Paid to IRCI      ____________      ____________

          x  Pounds of Solids IRCI sold
           TROPICANA under this agreement   ____________      ____________

          Year 3 TROPICANA Value            ____________      ____________


2.   Total TROPICANA Value

     A.   Year 1 TROPICANA Value            ____________      ____________

     B.   Year 2 TROPICANA Value            ____________      ____________

     C.   Year 3 TROPICANA Value            ____________      ____________

     D.   TOTAL TROPICANA VALUE             ____________      ____________

                                                  Early/Mids          Valencias
3.   3-Year Total Pounds of Solids IRCI sold
     TROPICANA under this agreement

     A.   Year 1                                  ____________      ____________

     B.   Year 2                                  ____________      ____________

     C.   Year 3                                  ____________      ____________

    D.   TOTAL                                    ____________      ____________


4.   Weighted Average TROPICANA Price

     Total TROPICANA Value (2.D)            ____________      ____________

     :  Total Pounds of Solids (3.D)        ____________      ____________

     =  Weighted Average TROPICANA Price    ____________      ____________


5.   A.   Year 1 Growing Season

          Canners Average Price                   ____________      ____________
          x  1.03                                                   ____________
          =  Comparative Price                    ____________      ____________
          x  Pounds of Solids IRCI sold
          TROPICANA under this agreement          ____________      ____________

          =  Year 1 Adjusted Comparative Value    ____________      ____________


     B.   Year 2 Growing Season

          Canners Average Price                   ____________      ____________
          x  1.03                                                   ____________
          =  Comparative Price                    ____________      ____________
          x  Pounds of Solids IRCI sold
          TROPICANA under this agreement    ____________      ____________

          =  Year 2 Adjusted Comparative Value    ____________      ____________







     C.   Year 3 Growing Season                    Early/Mids         Valencias

          Canners Average Price                   ____________      ____________
          x  1.03                                                   ____________
          =  Comparative Price                    ____________      ____________
          x  Pounds of Solids IRCI sold
          TROPICANA under this agreement          ____________      ____________

          =  Year 3 Adjusted Comparative Value    ____________      ____________


6.   Total Adjusted Comparative Value

     A.   Year 1 Adjusted Comparative Value ____________      ____________

     B.   Year 2 Adjusted Comparative Value ____________      ____________

     C.   Year 3 Adjusted Comparative Value ____________      ____________

     D.   Total Adjusted Comparative Value  ____________      ____________


7.   Weighted Average Adjusted Comparative Price

     Total Adjusted Comparative Value (6.D) ____________      ____________

     :  Total Pounds of Solids (3.D)        ____________      ____________

     =  Weighted Average Adjusted Comparative
          Price                                   ____________      ____________


8.   Weighted Average Adjusted Comparative
     Price (7)                                    ____________      ____________

     -  Weighted Average TROPICANA Price          ____________      ____________

     =  Adjustment Factor                         ____________      ____________


9.   Adjustment Factor (8)                        ____________      ____________

     x  Total Pounds of Solids (3.D)              ____________      ____________

     =  Gross Adjustment                          ____________      ____________

10.  Early/Midseason Gross Adjustment (9)            ____________

     +  Valencia Gross Adjustment (9)                ____________

     =  Net Adjustment due Grower                    ____________






                                    ADDENDUM


ADDENDUM to Tropicana Products, Inc.'s Fruit Purchase Agreement # C-284-28 ("Agreement") dated June 1, 1996 with Indian River Citrus Investors Limited Partnership (Grower).

Where this ADDENDUM may be inconsistent with the printed portion of the Agreement, the terms of the ADDENDUM shall prevail.

1.   Buyer's "tentative price" paid to Grower shall be the greater of:

     (a) One-hundred percent (100%) of the Floor Price for each season as specified in Paragraph 2 below, less applicable taxes and deductions as provided in the Agreement, upon acceptance of fruit subject to the Agreement at Buyer's plant, or

     (b) Eighty percent (80%) of Buyer's posted spot market price per pound solids, less applicable taxes and deductions as provided in the Agreement, upon acceptance of fruit subject to the Agreement at Buyer's plant.

2. The calculations and payment, as provided in Paragraphs 3 and 4 of the Agreement, shall be modified to provide for payment of the higher of:

     (a)  The minimum or Floor price of not less than:

                           Early/Midseason              Valencias

          1997/98 Season
          through           $0.90/lb. solids         $1.00/lb. solids
          2006/07 Season

          or

     (b)  The Final Net Price as provided in the Agreement.

          or

     (c)  The Net Adjusted Price as provided in Paragraph 5 of this Addendum.

3. Volume of fruit to be delivered shall be equal to 90% of all round oranges produced on groves identified in Exhibit A.

4. Tropicana shall provide Grower a cull rebate based on average culls between 2% and 4%. These cull rates will be based on the average of each variety for the entire season. Such rebate shall be equal to the respective Early/Midseason and Valencia orange final payout for the pounds solid value of culls over 2%, but less than 4%, respectively. The rebate amount shall be made at the time of the final payment.

ADDENDUM to Fruit Purchase Agreement # C-284-28


5. The price for both Category One and Category Two fruit shall be adjusted upward to the higher of the three-year weighted average price Buyer has already paid Grower, or 103% of the three-year weighted average FCPA (Canners) average price as described in Exhibit B. This adjustment shall be computed and applied on three occasions: At the conclusion of the 1999/2000 season, at the conclusion of the 2002/03 season, and at the conclusion of the 2006/07 season.

     The adjustment is based on the periodic average of the Florida Citrus Processors Association (Canners) Average price for the periods defined above. For purposes of this adjustment, the "FCOJ Priced", "Final Prices Combined, "Per Pound Solids" will be used.


                          INDIAN RIVER CITRUS INVESTORS
                               LIMITED PARTNERSHIP

                                    (Grower)
Date                                Richard Mims

                                    TROPICANA PRODUCTS, INC.

                                     (Buyer)
Date                                Kenneth R. Diveley
                                    Senior Vice President