Form 10KSB
period 1996-12-31
INDIAN RIVER CITRUS INVESTORS LTD PARTNERSHIP
filed 1997-03-31
CIK 760612

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10KSB

                Annual Report Pursuant to Section 13 or 15(d) of
                         Securities Exchange Act of 1934

                                                        Commission File
For the year ended December 31, 1996                    Number 2-95219
                   --------------------                       -------

                INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP
        (Exact name of small business issuer as specified in its charter)

       Massachusetts                      04-2859087
(State of organization)           (IRS Employer Identification No.)

One International Place, Boston, Massachusetts           02110
   (Address of principal executive offices)            (Zip  Code)

Registrant's telephone number including area code:    (617) 330-8600
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

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

Registrant's revenues for its most recent fiscal year were $4,737,398.

No market exists for the limited partnership interests of the Registrant, and, therefore, no aggregate market value can be computed.

Check whether the issuer has filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes ___ No ___



                       DOCUMENTS INCORPORATED BY REFERENCE



Part of the Form 10-KSB                Document Incorporated by Reference


         I                             The Registrant's Prospectus dated
                                       December 16, 1985

Transitional Small Business Disclosure Format:  Yes ___  No  X

                                     PART I


Item 1.  Description of Business.

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

         The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. Due to the unpredictable nature of fruit prices which are affected by many factors outside the control of the Registrant such as weather conditions and supply and demand, over the past eight years the Registrant's net cash flow has fluctuated from a low of $509,000 to a high of $4,500,000. Beginning in 1990, the average cash flow (under $1,500,000) was insufficient to service total debt service at maturity. As a result, starting in November 1995, the Partnership entered into discussions with the first mortgage holder, NationsBank of Florida ("Nations") and the second mortgage holder, Caulkins Citrus Company ("Caulkins"), in an attempt to renegotiate the debt. At December 31, 1995 and 1996, the total debt encumbering the Grove was approximately $22.9 million. Nations granted the Partnership a four month extension on the maturity to enable the Partnership to engage in discussions with Caulkins. After extensive discussions, Caulkins, without notice, terminated negotiations in February 1996 by declaring a default, commencing foreclosure proceedings and obtaining a court order to appoint a receiver to collect revenues and take over control of the Grove. In December 1996, an affiliate of Caulkins purchased and took assignment of the bankruptcy claim of Nations. As a result, Caulkins and its affiliate hold both the first and second mortgages on the Grove.

         On March 4, 1996, the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC-SHF). The General Partner determined to seek to reorganize under the Bankruptcy Act in order to attempt to maximize the value of the Registrant's assets. In connection with the bankruptcy filing, the Partnership resumed legal possession of the Grove and its accounts, and the receiver was removed. The Partnership submitted its plan of reorganization to the Bankruptcy Court but was unable to obtain the necessary votes to have its plan of reorganization approved by the Court. As a result, the Partnership was forced to withdraw its plan of reorganization and the Partnership's creditors are now able to submit their own plans to the Court. Consequently, the Partnership will lose the Grove through foreclosure. The Partnership believes, however, that any plan confirmed by the Court may not require the Partnership to disgorge all of its cash. There can be no assurance, however, that the Partnership will be able to retain its cash. If the Grove is foreclosed upon, the Partnership will be dissolved and its remaining cash after establishment of sufficient reserves, if any, will be distributed to its partners. A hearing is scheduled for April 9, 1997 to determine all remaining issues involved in the Bankruptcy.

         The Registrant sells most of its product pursuant to an agreement with a citrus processing plant. Under this agreement, the Registrant is obligated to sell 90% of the Groves harvested fruit at variable prices, but in no event less than $1.00 per pound solid.

Employees

     The Registrant has no employees. The Grove is managed by a third party management company for a fixed fee of $148,400 (indexed to the consumer price index) per year plus incentive fees. Incentive fees of $64,764 and $52,398 were paid for the years ended December 31, 1996 and 1995 respectively.

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

Change in Control

     On December 22, 1994, pursuant to an Investment Agreement entered into among Nomura Asset Capital Corporation ("NACC"), Mr. Arthur J. Halleran Jr. and certain other individuals who comprised the senior management of WFA, Mr. Halleran, the sole general partner of Linnaeus Associates Limited Partnership ("Linnaeus"), the sole general partner of WFA, transferred the general partnership interest in Linnaeus to W.L. Realty, L.P. ("W.L. Realty"). W.L. Realty is a Delaware limited partnership, the general partner of which was, until July 18, 1995, A.I. Realty Company, LLC ("Realtyco"), an entity then owned by certain employees of NACC. On July 18, 1995 Londonderry Acquisition II Limited Partnership ("Londonderry II"), a Delaware limited partnership, and affiliate of Apollo Real Estate Advisors, L.P.

("Apollo"), acquired, among other things, Realtyco's general partner interest in W.L. Realty and a sixty four percent (64%) limited partnership interest in W.L. Realty, and the general partnership interest in the Associate General Partner.

         As a result of the foregoing acquisitions, Londonderry II is the sole general partner of W.L. Realty which is the sole general partner of Linnaeus, and which in turn is the sole general partner of WFA. As a result of the foregoing, effective July 18, 1995, Londonderry II, an affiliate of Apollo, became the controlling entity of the General Partner. In connection with the transfer of control, the officers and directors of the General Partner resigned and Londonderry II appointed new officers and directors. See Item 9, "Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

Item 2.  Description of Properties.

         The Registrant owns no properties other than the Grove which is described under Item 1 above.

         Set forth below is a table showing the gross carrying value and accumulated depreciation and federal tax basis of the Property as of December 31, 1996:

    Gross
    Carrying      Accumulated                           Federal
    Value        Depreciation       Rate     Method     Tax Basis

    $24,469,930  $6,738,967         5-30      S/L       $7,057,565


         The realty tax rate and realty taxes paid for the Grove in 1996 were $18.1381/1000 or $157,336, respectively.

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

         (b) Holders. As of March 1, 1997, there were 1,391 holders of record who owned the 15,500 outstanding Units.

         (c) Distributions. No distributions from operations were made during the years ended December 31, 1996 and 1995. See Item 6, "Management's Discussion and Analysis or Plan of Operation" for a discussion of Registrant's financial ability to make distributions.

Item 6.           Management's Discussion and Analysis or Plan of
                  Operation.

Liquidity and Capital Resources

         The two mortgages encumbering the Grove were scheduled to mature on January 31, 1996. Due to the unpredictable nature of fruit prices which are affected by many factors outside the control of the Registrant such as weather conditions and supply and demand, over the past eight years the Registrant's net cash flow has fluctuated from a low of $509,000 to a high of $4,500,000. Beginning in 1990, the average cash flow (under $1,500,000) was insufficient to service total debt service at maturity. As a result, starting in November 1995, the Partnership entered into discussions with the first mortgage holder, NationsBank of Florida ("Nations") and the second mortgage holder, Caulkins Citrus Company ("Caulkins"), in an attempt to renegotiate the debt. At December 31, 1996, the total debt encumbering the Grove was approximately $22.9 million. Nations granted the Partnership a four month extension on the maturity to enable the Partnership to engage in discussions with Caulkins. After extensive discussions, Caulkins, without notice, terminated negotiations in February 1996 by declaring a default, commencing foreclosure proceedings and obtaining a court order to appoint a receiver to collect revenues and take over control of the Grove. In December 1996, an affiliate of Caulkins purchased and took assignment of the bankruptcy claim of Nations. As a result, Caulkins and its affiliate hold both the first and second mortgages on the Grove.

         On March 4, 1996, the Partnership filed for protection under Chapter 11 of the United States Bankruptcy Act in the Federal District Court for the State of Florida, Southern District (Case No. 96-30843-BKC-SHF). The General Partner determined to seek to reorganize under the Bankruptcy Act in order to attempt to maximize the value of the Registrant's assets. In connection with the bankruptcy filing, the Partnership resumed legal possession of the Grove and its accounts, and the receiver was removed. The Partnership submitted its plan of reorganization to the Bankruptcy Court but, as a result of the Grove's value being less than the existing debt, was unable to obtain the necessary votes to have its plan of reorganization approved by the Court. As a result, the Partnership was forced to withdraw its plan of reorganization and the Partnership's creditors are now able to submit their own plans to the Court. Consequently, the Partnership will lose the

Grove through foreclosure. The Partnership believes, however, that any plan confirmed by the Court may not require the Partnership to disgorge all of its cash. There can be no assurance, however, that the Partnership will be able to retain its cash. If the Grove is foreclosed upon, the Partnership will be dissolved and its remaining cash after establishment of sufficient reserves, if any, will be distributed to its partners. A hearing is scheduled for April 9, 1997 to determine all remaining issues involved in the Bankruptcy.

         Cash and cash equivalents at December 31, 1996 were $4,330,081 and compared to $2,676,875 at December 31, 1995. The increase is a result of the retention of the annual second mortgage payment which was not paid in 1996 due to the bankruptcy filing. Cash generated from operating activities was $1,653,154 as compared to cash used in operating activities of $435,400 in the prior year. Increases and decreases of cash and cash equivalents from year to year are typically due to differences in timing of the harvesting of the crop.

         Accounts receivable at December 31, 1996 of $197,822 decreased compared to the December 31, 1995 balance of $329,413. Accounts receivable consist of amounts due for fruit harvested as of December 31st for which the cash will not be received until after January 1st.

     Inventory (fruit remaining on trees) at December 31, 1996, decreased to $1,275,164 as compared to $1,792,035 at December 31, 1995. Inventory includes a portion of the inventoriable horticultural care and depreciation costs for the calendar year. The other portion of such costs is allocated to cost of sales for fruit harvested in the same year but which were not included in inventory the prior year.

Results of Operations

     Seasonal revenues are not comparable to calendar year revenue due to the nature of the Grove's business insofar as the harvesting of a single season's crop is not completed within a single calendar year and due to the timing differences of final settlements. Nevertheless, net loss of the Registrant decreased from $1,780,419 for the year ended December 31, 1995 to $432,844 for the year ended December 31, 1996. The reduction in net loss is primarily attributable to the Registrant's reduction in expenses due to the bankruptcy proceedings. The Registrant reduced its interest expense for the year ended December 31, 1996 as compared to the year ended December 31, 1995 by $1,286,000. Interest expense was reduced due to the Registrant's stopping of payments under its existing indebtedness. The reduction in harvesting expenses was due to timing of payments from harvesting of the 1995-1996 crop and the 1996-1997 crop.

         These reductions were partially offset by a reduction of fruit sales from $5,052,504 in 1995 to $4,737,398 in 1996 and an increase in cost of fruit sales from $2,272,638 in 1995 to $2,329,564 in 1996. In addition, general and administrative expenses increased by $104,980 in 1996 as compared to 1995. The increase in general and administrative expense is due to additional costs associated with the Registrant's bankruptcy proceeding. Cost of fruit sales consists of (1) a portion of the inventoriable horticultural care and depreciation costs for the current calendar year, which is not allocated to inventory (fruit remaining on trees) for the current calendar year and (2) the portion of such inventoriable costs which was allocated to inventory for the prior year. The total production expenditures for a calendar year generally fluctuate only for changes in required horticultural care; accordingly, cost of goods sold is heavily influenced by the portions of current and prior year crops picked during a given reporting period. This accounts for the bulk of the increase in the 1996 costs of good sold.

Item 7.  Financial Statements
                INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                             (Debtor-in-Possession)

                              FINANCIAL STATEMENTS

                                       AND

                          INDEPENDENT AUDITORS' REPORT

                           DECEMBER 31, 1996 AND 1995

               INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP

                             (Debtor-in-Possession)


                           FINANCIAL STATEMENTS INDEX





                              FINANCIAL STATEMENTS


                       INDEPENDENT AUDITORS' REPORT


         BALANCE SHEETS AS OF DECEMBER 31, 1996 AND 1995


         STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
         DECEMBER 31, 1996 AND 1995


         STATEMENTS OF CHANGES IN PARTNERS' CAPITAL
         (DEFICIENCY) FOR THE YEARS ENDED
         DECEMBER 31, 1996 AND 1995


         STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
         DECEMBER 31, 1996 AND 1995


         NOTES TO FINANCIAL STATEMENTS

INDEPENDENT AUDITORS' REPORT

To the Partners of Indian River Citrus Investors
Limited Partnership (Debtor-in-Possession)


We have audited the accompanying balance sheets of Indian River Citrus Investors Limited Partnership (a Massachusetts limited partnership) (Debtor-in-Possession) as of December 31, 1996 and 1995, and the related statements of operations, partners' capital (deficiency) and cash flows for the years then ended. These financial statements are the responsibility of the Partnership's management. Our responsibility is to express or disclaim an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements present fairly, in all material respects, the financial position of the Partnership as of December 31, 1995, and the results of its operations and its cash flows for the year then ended in conformity with generally accepted accounting principles.

As discussed in Note 1, the Partnership has filed for reorganization under Chapter 11 of the Federal Bankruptcy Code. The accompanying financial statements do not purport to reflect or provide for the consequences of the bankruptcy proceedings. In particular, such financial statements do not purport to show (a) as to assets, their realizable value on a liquidation basis or their availability to satisfy liabilities; (b) as to pre-petition liabilities, the amounts that may be allowed for claims or contingencies, or the status and priority thereof; (c) as to partner accounts, the effect of any changes that may be made in the capitalization of the Partnership; or (d) as to operations, the effect of any changes that may be made in its business.

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

Because of the possible material effects of the uncertainties referred to in the two preceding paragraphs, we are unable to express and we do not express an opinion on the financial statements for 1996.

/s/Deloitte & Touche LLP
Orlando, Florida
March 21, 1997

INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                                    BALANCE SHEETS
                                              DECEMBER 31, 1996 AND 1995

                                                        ASSETS

                                                                               1996                      1995
                                                                           -----------               --------
Current Assets:
    Cash and cash equivalents (Note 2)................................      $ 4,330,081                $ 2,676,875
    Accounts receivable (Note 3)......................................          197,822                    329,413
    Inventory (Note 2)................................................        1,275,164                  1,792,035
    Other assets......................................................           27,180                     64,660
                                                                         --------------             --------------
    Total current assets..............................................        5,830,247                  4,862,983

Property, net (Notes 2 and 4).........................................       17,730,963                 18,401,799

Deferred financing costs (Note 5)....................................               -                        4,692
                                                                      -------------------         ----------------
                                                                            $23,561,210                $23,269,474
                                                                            ===========                ===========


                                         LIABILITIES AND PARTNERS' CAPITAL (DEFICIENCY)

Liabilities Not Subject to Compromise:
   Current Liabilities:
    Notes payable (Note 6)............................................$         -                    $ 22,869,735
    Accrued interest..................................................          -                         767,970
    Other accrued liabilities (including accrued
         liabilities to related parties totaling $236,022
         and $61,793 in 1996 and 1995, respectively...................          395,066                   183,510
                                                                           ------------              ------------
    Total current liabilities.........................................          395,066                23,821,215
Liabilities Subject to Compromise (Note 7)............................       24,150,729                         -
                                                                           -----------             --------------
Total Liabilities                                                            24,545,795                23,821,215
                                                                           -----------                 ----------

Partners' Capital (Deficiency): (Note 1)
    Limited Partners, $1,000 stated value per
         Unit; 15,500 Units authorized, issued
         and outstanding in 1996 and 1995                                       264,478                   654,038
    General partner...................................................       (1,249,063)               (1,205,779)
                                                                           ------------                -----------
    Total partners' deficiency........................................         (984,585)                 (551,741)
                                                                          -------------               ------------
                                                                           $ 23,561,210               $23,269,474
                                                                          ============                ===========


    The accompanying notes are an integral part of these inancial statements.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                            STATEMENTS OF OPERATIONS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                       1996                       1995
                                                                       ----                       ----
Fruit Sales
         Fruit sales (Notes 2 and 11)........................        $ 4,737,398             $ 5,052,504
         Less harvesting expenses.............................         1,151,867               1,351,243
                                                                     -----------            ------------
         Net fruit sales......................................         3,585,531               3,701,261

Cost of fruit sales (Note 2).................................          2,329,564               2,272,638
                                                                    ------------            ------------

Operating margin..............................................         1,255,967               1,428,623
                                                                    ------------            ------------

Interest income..............................................            125,708                 158,095

Expenses:
         Interest expense (Note 1)............................           920,029               2,614,444
         Grove management fees (Note 10).....................            227,589                 212,905
         Partnership management fees (Note 9).................           336,000                 336,140
         Real estate taxes....................................           157,336                  68,129
         Amortization (Notes 5)...............................             4,692                  45,665
         General and administrative...........................            80,381                  80,381
         Depreciation (Notes 2 and 4).........................              -                      9,473
                                                               -----------------         ---------------
         Total................................................         1,726,027               3,367,137
                                                                      ----------            ------------
Earnings before reorganization items.........................           (344,352)             (1,780,419)
                                                                    ------------              -----------

Reorganization items:
         General and administrative...........................          (104,980)                      -
         Interest earned on accumulated cash..................            16,488                       -
                                                                 --------------        -----------------
                                                                         (88,492)                      -
                                                                   --------------      -----------------

Net loss (Note 12)............................................       $  (432,844)            $(1,780,419)
                                                                    ============             ============
Net loss allocated to General Partner.........................      $    (43,284)           $   (178,042)
                                                                   =============            =============

Net loss allocated to Limited Partners........................      $  (389,560)             $(1,602,377)
                                                                    ============             ============

Net loss per Unit of Limited Partnership .....................
         Interest (Note 8)....................................    $      (25.13)           $     (103.38)
                                                                  ==============           ==============

    The accompanying notes are an integral part of these inancial statements.


                         INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                     STATEMENTS OF PARTNERS' CAPITAL (DEFICIENCY)
                                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995



                                            Units of                                General                 Total
                                             Limited            Limited            Partners'              Partners'
                                           Partnership         Partners'            Capital                Capital
                                            Interest            Capital          (Deficiency)           (Deficiency)


Balance, December 31, 1994                   15,500           $2,256,415         $ (1,027,737)          $ 1,228,678

Net loss                                                      (1,602,377)            (178,042)           (1,780,419)
                                       -----------            -----------             ---------          -----------
Balance, December 31, 1995                   15,500              654,038           (1,205,779)             (551,741)

Net loss                                                        (389,560)             (43,284)             (432,844)
                                       ------------         -----------         --------------          -----------
Balance, December 31, 1996                   15,500          $   264,478          $(1,249,063)           $ (984,585)
                                             ======         ===========            ===========           ==========






    The accompanying notes are an integral part of these inancial statements.


                       INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                               STATEMENTS OF CASH FLOWS
                                    FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                                         1996                    1995
                                                                     ------------            --------
Cash flow provided by (used in) operating activities:

    Cash received from customers                                    $ 4,868,989              $ 4,822,193
    Cash paid to suppliers                                           (2,827,264)              (3,643,410)
    Interest received                                                   125,708                  166,038
    Interest paid                                                      (449,555)              (1,780,221)
                                                                     -----------              -----------
    Net cash provided by (used in) operating activities
        before reorganization items                                   1,717,878                 (435,400)
                                                                   ------------             -------------

Operating cash flows from reorganization items:
    Interest received on cash accumulated because
        of the Chapter 11 proceeding                                     16,488                    -
    Cash paid to suppliers during reorganization                        (81,160)                  -
                                                                    -------------       ------------

    Net cash provided by reorganization items                           (64,672)                   -
                                                                   -------------         -----------
    Net cash provided by (used in)
        operating activities                                          1,653,206                (435,400)
                                                                    -----------                -----------

Cash flow used in investing activities:
    Capital expenditures                                                   -                    (12,353)
                                                               -----------------             -----------
    Net cash used in investing activities                                  -                    (12,353)
                                                               -----------------              -----------

Net increase (decrease) in cash and cash
    equivalents                                                       1,653,206                  (447,753)

Cash and cash equivalents, beginning                                  2,676,875                 3,124,628
                                                                    -----------               -----------
Cash and cash equivalents, ending                                    $4,330,081                $2,676,875
                                                                     ==========                ==========


    The accompanying notes are an integral part of these inancial statements.


                       INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                                                    STATEMENTS OF CASH FLOWS
                                         FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995
                                                      (CONTINUED)


                                                                                    1996                    1995
                                                                              ---------------          ---------

Reconciliation  of  net  loss  to net  cash  provided  by  (used  in)  operating activities:
Net loss......................................................               $  (432,844)                $(1,780,419)

Adjustments to reconcile  net loss to net cash  provided by (used in)  operating activities:
        Depreciation and amortization.......................                       4,692                      55,138
        Decrease (increase) in:
            Accounts receivable..............................                    131,591                    (230,311)
            Inventory.........................................                   516,871                     (22,919)
            Other assets....................................                      37,480                     (15,904)
        Increase (decrease) in:
         Accrued interest.....................................                      -                       (418,652)
            Other liabilities.................................                   211,556                      59,304
Postpetition payables and other liabilities...................                   513,024                          -

Depreciation capitalized to inventory.........................                   670,836                     665,488

Accrued interest on refinanced
   notes payable..............................................                      -                      1,252,875
                                                                      ------------------              -------------

Net cash provided by (used in) operating activities...........               $ 1,653,206                 $  (435,400)
                                                                             ===========                 ===========



   The accompanying notes are an integral part of these financial statements.

     INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP(DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


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

         The two mortgages encumbering the property were scheduled to mature on January 31, 1996. The holder of the first mortgage, NationsBank, granted the Partnership a four month extension on the maturity to enable the Partnership to negotiate with the second mortgage holder, Caulkins Citrus Company (Caulkins). In February 1996, Caulkins broke off negotiations and commenced foreclosure proceedings, obtaining a court order to appoint a receiver to collect revenues and take control of the Grove.

          On March 4, 1996 the Partnership filed a voluntary petition in the Circuit Court of the 19th Circuit in and for Martin County, Florida seeking to reorganize the Grove under Chapter 11 of the Bankruptcy Code. The Partnership submitted its plan of reorganization to the Bankruptcy Court but was unable to obtain the necessary votes to have its plan of reorganization approved by the Court. As a result, the Partnership was forced to withdraw its plan of reorganization, and the Partnership's creditors are now able to submit their own plans to the Court. The Partnership expects to lose the Grove through foreclosure. Upon foreclosure, the Partnership will be dissolved and its remaining cash after establishment of sufficient reserves, if any, will be distributed to its partners.

          The Partnership received approval from the Bankruptcy Court to pay or otherwise honor certain of its prepetition obligations, including interest payable on the first mortgage. Interest on he second mortgage was stayed as of the petition date and therefore, the Partnership has discontinued accruing interest on this obligation. Unrecorded interest for the post petition period in excess of reported interest is approximately $1,286,000.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


1.        ORGANIZATION AND BANKRUPTCY (continued)

         The financial statements contained herein have been prepared in accordance with generally accepted accounting principles applicable to a going concern and do not purport to reflect or to provide for all consequences of the ongoing Chapter 11 reorganization case. As noted above, the Partnership may be unable to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts, or the amounts and classification of liabilities that might be necessary should the Partnership be unable to continue as a going concern. Due to the events described above, the continued operations of the Grove cannot be determined. The financial statements contained herein may not be indicative of the results of future operations or financial position of the Partnership.


2.       SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         Fruit Sales - Fruit sales are recognized when fruit is delivered to processors. Sales are comprised of advances received for fruit delivered during the fruit season and the receipt of any final settlements, 90% of which are received by December 31 of the year in which harvesting is completed.

         Inventory - Inventory consists of fruit remaining on the trees at December 31, 1996 and 1995. Inventory is valued at the lower of cost or market. Inventory cost includes caretaking costs and inventoriable depreciation at December 31, 1996 and 1995, which are both allocated between fruit harvested and fruit remaining on the trees. Market value was determined by utilizing crop estimates, specified minimum contract prices and quoted market prices reported by the Florida Citrus Processor's Association.

         Property - The Partnership provides for depreciation on the grove and improvements, the building and the trucks using the straight-line method over estimated useful lives of 30 years, 10 years and 5 years, respectively. Depreciation expense of $0 and $9,473 was recognized on the building during the years ended December 31, 1996 and 1995, respectively. Depreciation of the grove and improvements and trucks is included in inventory and ultimately charged to cost of fruit sales as the fruit is harvested and sold. Depreciation of $670,784 and $665,488 was included in inventory for the years ended December 31, 1996 and 1995, respectively.

         Maintenance, repairs and minor renewals are charged to expense as incurred while major renewals and betterments are capitalized.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


2.        SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (continued)

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

          Statement of Cash Flow - The Partnership considers all highly liquid investments purchased with an original maturity of three months or less to be cash equivalents. The majority of cash and cash equivalents are in excess of federal deposit insurance coverage at December 31, 1996 and 1995.

          Financial Instruments - The estimated fair values of cash, receivables and other accrued liabilities held by the Partnership approximate carrying values. Due to the bankruptcy filing, it is not practical to estimate the fair value of liabilities subject to compromise.

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

          Recently Issued Accounting Standards-In March, 1995, the Financial Accounting Standards Board issued Statement of Financial Accounting Standards No. 121 ("FAS 121"), Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of, effective for fiscal years beginning after December 15, 1995. FAS 121 requires that long-lived assets and certain identifiable intangibles to be held and used by an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. On a going concern basis, no impairment of the grove is indicated. However, the financial statements do not include any adjustments relating to recoverability which may be a consequence of the ongoing Chapter 11 case.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


3.   ACCOUNTS RECEIVABLE

     Accounts receivable consist of amounts due for fruit harvested and are carried at net realizable value. Net realizable value was calculated based on the fruit delivered utilizing spot and contract market prices published by the Florida Citrus Processor's Association per the terms of the fruit purchase agreements. As of December 31, 1996 and 1995, there was no provision for doubtful accounts.

4.   PROPERTY

     At December 31, property consists of the following:                         1996                     1995
                                                                             ------------             --------

     Land      ...............................................             $  5,225,071              $  5,225,071
     Grove and improvements...................................               19,119,148                19,106,795
     Building  .......................................                           94,732                    94,732
     Trucks    ...............................................                   30,979                    30,979
                                                                         --------------            --------------
     Total     ...............................................               24,469,930                24,469,930
     Less accumulated depreciation............................               (6,738,967)               (6,068,131)
                                                                            ------------              ------------
     Property - net...........................................              $17,730,963               $18,401,799
                                                                            ===========               ===========

5.   DEFERRED FINANCING COSTS

     Deferred financing costs consist of costs associated with obtaining financing and are amortized on a straight-line basis over the lives of the related debt. Deferred financing costs at December 31, 1996 and 1995 are net of accumulated amortization of $119,464 and $114,772, respectively. Amortization of deferred financing costs of $4,692 and $45,665 has been recognized in the accompanying financial statements for the years ended December 31, 1996 and 1995, respectively.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


6.                NOTES PAYABLE

Notes payable of the Partnership at December 31, 1996 and 1995 were as follows:

                                                                                      1996                  1995
                                                                            ----      --------  ----        ----
Note  payable to  NationsBank  of Florida  dated April 12, 1993.  Interest  paid monthly at the bank's prime rate less 1% (ranging from 5% to 8%).  Principal and accrued interest were due on January 31, 1996. The note is  collateralized  by a first mortgage on the Grove property and $2,000,000 is guaranteed by the General
Partner.  The note was purchased in December 1996 by ABU,  Inc., an affiliate of
Caulkins Citrus Company (see Note 7).


                                                                                    $8,000,000            $8,000,000

Purchase money second  mortgage note payable at 10% to Caulkins  Citrus Company,
Limited dated December 31, 1985. Annual payments due beginning January 31, 1987, based on the lesser of $500,000  for each of the first  three years  ($1,000,000 for each year of the next four years) or available  cash flow,  as defined.  Any accrued but unpaid interest for any year will be added to the principal  balance as of the annual date. At no time shall the total principal exceed  $17,500,000.
Principal and accrued  interest  thereon were due on or before January 31, 1996.
This note is collateralized by a second mortgage on the Grove property (see Note
7).

                                                                                    14,869,735            14,909,826

Less discount on the purchase  money second  mortgage note  adjusting the stated
interest rate to 14.5% (estimated fair market rate on the date of
the note)                                                                                                   (40,091)
                                                                                           ---

Notes payable                                                                      $22,869,735           $22,869,735
                                                                                   ===========           ===========


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

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


7.       LIABILITIES SUBJECT TO COMPROMISE

          Liabilities subject to compromise at December 31, 1996 consist of the following:

          First mortgage on property (see Note 6)                                               $  8,000,000
          Accrued interest on first mortgage                                                         175,000
          Second mortgage on property (see Note 6)                                                14,869,735
          Accrued interest on second mortgage                                                      1,038,444
          Trade and other miscellaneous claims                                                        67,550
                                                                                             ---------------
                                                                                                 $24,150,729


8.       NET LOSS PER UNIT

         Net loss per unit of Limited Partnership interest in computed based on 15,500 units outstanding at December 31, 1996 and 1995.


9.        RELATED PARTY TRANSACTIONS

          The General Partner receives an annual management fee of $200,000. Accordingly, partnership management fees of $200,000 were expensed for each of the two years in the period ended December 31, 1996.

          First Winthrop Corporation ("First Winthrop") receives fees adjusted by the annual consumer price index, for accounting, clerical and administrative services provided to the Partnership. During each of the two years ended December 31, 1996 and 1995, fees of approximately $136,000 were expensed.


10.       MANAGEMENT FEES

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

          Grove management fees of $227,590 and $212,905 were expensed for the years ended December 31, 1996 and 1995, respectively.

    INDIAN RIVER CITRUS INVESTORS LIMITED PARTNERSHIP (DEBTOR-IN-POSSESSION)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


11.       SIGNIFICANT CUSTOMERS

          The Partnership sells most of its fruit under two fruit sales agreements with citrus processing plants. Under the terms of the first agreement, the Partnership was obligated to deliver and sell to this processing plant at least 80% of the Grove's harvested fruit for the 1987 through 1991 harvests and 10% of the Grove's harvested fruit thereafter through the 1994-1995 harvest, or until it had delivered a total of 600,000 boxes of fruit to the plant. For the years ended December 31, 1996 and 1995, 11% and 12% respectively, of the Partnership's fruit sales were recognized under this agreement.

          The Partnership entered into another fruit sales agreement under which it was obligated to deliver and sell 90% of the fruit not committed under the agreement described above through the 1996-1997 harvest. This agreement provides for a variable minimum sales price, but not less than $1.00 per pound solid, through the 1996-1997 harvest. For the years ended December 31, 1996 and 1995, 89% and 88% of the Partnership's fruit sales were recognized under this agreement, respectively.

12.       TAXABLE LOSS

          The Partnership's taxable loss from operations for the years ended December 31, 1996 and 1995 was calculated as follows:

                                                                                    1996                 1995

          Net loss per accompanying statements
            of operations.........................................            $  (432,844)             $(1,780,419)
          Tax depreciation less than (in excess of)
            that used for financial reporting
            purposes..............................................                142,357                  (69,996)
          Reversal of prior year I.R.C. Section 263A costs
            in excess of (less than) amount capitalized to
            inventory for tax purposes but not for financial
            reporting purposes, and other items affecting
            operating margin......................................                 27,336                 (444,202)

          Portfolio income directly allocated to partners.........               (142,196)                (158,095)
          Imputed interest expense not recorded for tax
            purposes..............................................                 51,436                  502,559

          Current year costs capitalized under I.R.C. Section
            263A in excess of (less than) amount capitalized
            for financial reporting purposes......................                 84,288                  215,894
                                                                           -------------           --------------

          Taxable loss............................................            $  (269,623)             $(1,734,259)
                                                                              ===========              ===========

Item 8.  Changes In and Disagreements on Accounting and Financial
             Disclosure.

                  None. However, the principal accountants' report on the Partnership's financial statements for the year ending December 31, 1996 set forth in Item 7 contains a disclaimer of opinion as a result of the substantial uncertainty related to the bankruptcy filing.

                                    PART III


Item 9.  Directors, Executive Officers, Promoters and Control
                  Persons; Compliance With Section 16(a) of the Exchange
                  Act.

         Registrant has no officers or directors. The General Partner manages and controls substantially all of Registrant's affairs and has general responsibility and ultimate authority in all matters effective its business. As of March 1, 1997, the names of the directors and executive officers of the General Partner and the position held by each of them, are as follows:

                                                        Has Served as
                             Position Held with the     a Director or
  Name                       Managing General Partner   Officer Since

Michael L. Ashner            Chief Executive Officer      1-96
                              and Director

Richard J. McCready          President and
                             Chief Operating Officer      7-95

Jeffrey Furber               Executive Vice President     7-95
                             and Clerk

Edward Williams              Chief Financial Officer      4-96
                             Vice President and
                             Treasurer

Peter Braverman              Senior Vice President        1-96

         Michael L. Ashner, age 45, has been the Chief Executive Officer of Winthrop Financial Associates, A Limited Partnership ("WFA") since January 15, 1996. From June 1994 until January 1996, Mr. Ashner was a Director, President and Co-chairman of National Property Investors, Inc., a real estate investment company ("NPI"). Mr. Ashner was also a Director and executive officer of NPI Property Management Corporation ("NPI Management") from April 1984 until January 1996. In addition, since 1981 Mr. Ashner has been President of Exeter Capital Corporation, a firm which has organized and administered real estate limited partnerships.

     Richard J. McCready, age 38, is the President and Chief Operating Officer of WFA and its subsidiaries. Mr. McCready previously served as a Managing Director, Vice President and Clerk of WFA and a Director, Vice President and Clerk of the Managing General Partner and all other subsidiaries of WFA. Mr. McCready joined the Winthrop organization in 1990.

         Jeffrey Furber, age 37, has been the Executive Vice President of WFA and the President of Winthrop Management since January 1996. Mr. Furber served as a Managing Director of WFA from January 1991 to December 1995 and as a Vice President from June 1984 until December 1990.

         Edward V. Williams, age 56, has been the Chief Financial Officer of WFA since April 1996. From June 1991 through March 1996, Mr. Williams was Controller of NPI and NPI Management. Prior to 1991, Mr. Williams held other real estate related positions including Treasurer of Johnstown American Companies and Senior Manager at Price Waterhouse.

         Peter Braverman, age 45, has been a Senior Vice President of WFA since January 1996. From June 1995 until January 1996, Mr. Braverman was a Vice President of NPI and NPI Management. From June 1991 until March 1994, Mr.
Braverman was President of the Braverman Group, a firm specializing in management consulting for the real estate and construction industries. From 1988 to 1991, Mr. Braverman was a Vice President and Assistant Secretary of Fischbach Corporation, a publicly traded, international real estate and construction firm.

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

         Except as indicated above, neither the Partnership nor the General Partner has any significant employees within the meaning of Item 401(b) of Regulation S-B. There are no family relationships among the officers and directors of the General Partner.

         Based solely upon a review of Forms 3 and 4 and amendments thereto furnished to the Partnership under Rule 16a-3(e) during the Partnership's most recent fiscal year and Forms 5 and amendments thereto furnished to the Partnership with respect to its most recent fiscal year, the Partnership is not aware of any director, officer or beneficial owner of more than ten percent of the units of limited partnership interest in the Partnership that failed to file on a timely basis, as disclosed in the above Forms, reports required by section 16(a) of the Exchange Act during the most recent fiscal year or prior fiscal years.

Item 10.  Executive Compensation.

         The Partnership is not required to and did not pay any compensation to the officers or directors of the General Partner. The General Partner does not presently pay any compensation to any of its officers or directors.

Item 11.  Security Ownership of Certain Beneficial Owners and
                  Management.

         (a) Security ownership of certain beneficial owners. No person or group is known by the Registrant to be the beneficial owner of more than 5% of the outstanding Units at March 1, 1997. Under the Amended and Restated Agreement of Limited Partnership of the Registrant (the "Partnership Agreement"), the voting rights of the Limited Partners are limited and, in some circumstances, are subject to the prior receipt of certain opinions of counsel or judicial decisions.

         Under the Partnership Agreement, the right to manage the business of the Registrant is vested in the General Partner.

         (b) Security ownership of management. As of March 1, 1997, the directors and executive officers of the General Partner do not own any Units of limited partnerships in the Partnership.

         (c) Changes in control. There exists no arrangement known to the Registrant the operation of which may at a subsequent date result in a change in control of the Registrant.

Item 12.  Certain Relationships and Related Transactions.

         The General Partner and its affiliates are entitled to receive various fees, commissions, cash distributions, allocations of taxable income, or loss and expense reimbursements from the Partnership.

     The General Partner receives and annual management fee of $200,000. This amount has been expensed for the years ended December 31, 1995 and 1996. In addition, First Winthrop Corporation, an affiliate of the General Partner, receives $100,000 each year, as adjusted by the annual consumer price index, for accounting, clerical and administrative services provided to the Registrant. During the years ended December 31, 1996 and 1995, such fees in the amount of approximately $136,000 were expensed.

                                     PART IV


Item 13.          Exhibits and Reports on Form 8-K.

(a)      Exhibits:

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

                             Date:  March 28, 1997

                  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.


Signature/Name            Title                    Date

/s/ Michael Ashner        Chief Executive          March 28, 1997
------------------
Michael Ashner            Officer and Director


/s/ Edward Williams       Chief Financial Officer  March 28, 1997
Edward Williams

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

27     Financial Data Schedule

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